Form 10QSB
period 1999-06-30
PADDINGTON INC
filed 1999-08-06
CIK 1086239

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:      June 30, 1999
                                          --------------------------------------
  OR

  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from              to
                                  -------------    ---------------------


    Commission File No. 0-26049
                        -----------------------

                                 Paddington Inc.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Delaware                                  59-2159951
     ---------------------------------                -------------------
       (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)                Identification No.)


    Suite E, 15/F, Ho Lee Commercial Building, 40 D'Aguilar Street, Central, Hong Kong or c/o Registered Agents, Ltd., 1220 North Market Street, Suite 606,
                              Wilmington, DE 19801
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                        (852) 2523-5522 or (302) 421-5750
                    -----------------------------------------
                           (Issuer's telephone number)


                                 Not Applicable
     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes     X                     No
                         ---------                    ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                    6,000,000 common stock, $.0001 par value
                                    ----------------------------------------


           Transitional Small Business Disclosure Format (check one).

Yes                                          No      X
    -------------                              -------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements included in the Company's registration statement filed on Form 10-SB on May 12,1999, as amended on June 1, 1999.

                                 PADDINGTON INC.
                          (a development stage company)
                        BALANCE SHEET AS OF JUNE 30, 1999

                                                                     June 30,
                                                   April 30,          1999
                                                     1999           Unaudited
                                                   ---------        ---------

                        Assets
Current assets
  Cash and cash equivalents                          $ 600            $ 600
                                                     -----            -----
  Total current assets                               $ 600            $ 600
                                                     =====            =====
 capital assets                                        -0-              -0-

 Other assets                                          -0-              -0-

  Excess of purchase paid over book values             -0-              -0-
  Security deposits                                    -0-              -0-
                                                     -----            -----
  Total other assets                                   -0-              -0-
                                                     -----            -----
 Total assets                                        $ 600            $ 600
                                                     =====            =====

            Liability and Stockholders' Equity

 Current liabilities

  Accounts payable and accrued expenses                -0-              -0-
                                                     -----            -----
  Total liabilities                                    -0-              -0-
                                                     =====            =====
 Stockholders equity

Common stock-$.0001 par value,
authorized 120,000,000 shares
The number of shares outstanding
at June 30, 1999 was 6,000,000                       $ 600            $ 600

  Additional paid in capital
  Accumulated deficit during development stage         -0-              -0-
                                                     -----            -----
 Total stockholders equity                           $ 600            $ 600
                                                     -----            -----

Total liabilities and stockholders equity            $ 600            $ 600
                                                     =====            =====

                                 PADDINGTON INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                For the
                                                               For the year            For the year             quarter
                                                                  ended                   ended                  ended
                                                               December 31,            December 31,          June 30, 1999
                                                                   1997                    1998                Unaudited
                                                                   ----                    ----                ---------

Income                                                             $ -0-                   $ -0-                 $ -0-
Costs of goods sold                                                  -0-                     -0-                   -0-
                                                                   -----                   -----                 -----
Gross profit
operations:                                                          -0-                     -0-                   -0-
General and
administration                                                       -0-                     -0-                   -0-
 Depreciation and
   amortization                                                      -0-                     -0-                   -0-
                                                                   -----                   -----                 -----
Total expense

Net Profit (Loss)
 from operations                                                   $  (0)                  $  (0)                $  (0)

Net income per
 share-basic                                                       $  (0)                  $  (0)                $  (0)

Total number of
 shares outstanding                                                  -0-                     -0-             6,000,000

                                 PADDINGTON INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the
                                                    For the year  For the year      quarter
                                                       ended         ended           ended
                                                    December 31,  December 31,      June 30,
                                                        1997          1998            1999
                                                                                   Unaudited
                                                    ------------  ------------     ---------

Cash Flows from Operating Activities
 Net profit (loss)                                       $0            $0            $  0
 Depreciation and amortization                            0             0               0
 Non-cash transactions
 officer loans                                            0             0               0
Total Cash Flows from Operations                          0             0               0

Cash Flows from Financing Activities                      0             0               0

 Sale of stock                                            0             0            $600
Total Cash Flows from Financing Activities                0             0            $600
Cash Flows from Investing Activities
 Capital assets                                           0             0               0
 Loan receivable
 Security deposit                                         0             0               0

Total Cash Flows from Investing Activities                0             0               0

Net Increase (Decrease) in Cash                           0             0            $600
Cash Balance Beginning of Period                          0             0               0

Cash Balance End of Period                                0             0            $600

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Forward-Looking Statements

         The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," " should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture;
         (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

2.       Development stage activities.

                  The Company has been a development stage enterprise since its incorporation March 29, 1999 and for the three months ended June 30, 1999. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These activities were funded by the Company's management aggregating $22,367 through June 30, 1999. The Company has not expended any funds to June 30, 1999. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

3. Results of operations for the period from the Company's incorporation on March 29, 1999 through June 30, 1999

                  For the period from the Company's incorporation on March 29, 1999 through June 30, 1999, (a period of approximately 3 months), the Company generated net sales of approximately $-0-.

                  The Company's gross profit on sales was approximately -0-% for the period from March 29, 1999 through June 30, 1999.


                  The Company's overhead costs aggregated approximately $-0- for the period from inception March 29, 1999 through June 30, 1999.

4.       Liquidity and capital resources.

                  The Company has increased liquidity by $600 from a cash balance at the Company's incorporation of $0. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $600 for the period March 29, 1999 to June 30, 1999.

                  The Company did not expend any funds from March 29, 1999 through June 30, 1999 because the Company's management funded all expenditures during this period.

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $0 for the period from incorporation on March 29, 1999 to June 30, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                              RESULTS OF OPERATIONS

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         At its Annual Meeting held on May 20, 1999, the Company's shareholders unanimously resolved that: (i) Arthur Andersen & Co. were re-appointed as Auditors of the Company until the conclusion of the next Annual Meeting and at a fee to be arranged by the Directors; and (ii) the existing Directors of the Company, Messrs. Yu, Wong and Lok, were reelected as Directors of the Company until the next Annual Meeting of the Company.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  27.1  Financial Data Schedule (for SEC use only).

         (b) The Company did not file a report on Form 8-K during the three months ended June 30, 1999.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Paddington Inc.
                                    (Registrant)

Date: August 6, 1999                By: /s/ King-Kwok Yu
                                       -----------------------------------------
                                       Director, President, Treasurer, Secretary
                                       And Controller


                                    By: /s/ Richard C. K. Wong
                                       -----------------------------------------
                                       Director and Vice-Chairman


                                    By: /s/ Hardy K. C. Lok
                                        ----------------------------------------
                                        Director and Chairman of the Board