Form 10QSB
period 1999-09-30
PADDINGTON INC
filed 1999-11-05
CIK 1086239

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

       (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:        September 30, 1999
                                              --------------------------------
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

                 Delaware                                59-2159951
       ---------------------------------             ------------------
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

                          Yes     X              No
                              ---------          ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                       6,000,000 common stock, $.0001 par value
                                       ----------------------------------------


       Transitional Small Business Disclosure Format (check one).

  Yes                                            No     X
      -------------                               ----------

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

                                 PADDINGTON INC.
                          (a development stage company)
                     BALANCE SHEET AS OF SEPTEMBER 30, 1999



                                                            April 30,  September 30,
                                                             1999          1999
                                                                         Unaudited
                                                            --------   -------------
                  Assets
  Current assets
   Cash and cash equivalents                                $    600     $   600
                                                            --------     -------
   Total current assets                                     $    600     $   600
                                                            ========     =======
  capital assets                                                 -0-         -0-

  Other assets                                                   -0-         -0-

   Excess of purchase paid over book values                      -0-         -0-

   Security deposits                                             -0-         -0-
                                                            --------     -------
   Total other assets                                            -0-         -0-
                                                            --------     -------
  Total assets                                              $    600     $   600
                                                            ========     =======

          Liability and Stockholders' Equity

  Current liabilities

   Accounts payable and accrued expenses                         -0-         -0-
                                                            --------     -------
   Total liabilities                                             -0-         -0-
                                                            ========     =======
  Stockholders equity

  Common stock-$.0001 par value,
  authorized 120,000,000 shares
  The number of shares outstanding
  at September 30, 1999 was 6,000,000                       $    600     $   600

   Additional paid in capital
   Accumulated deficit during development stage                  -0-         -0-
                                                            --------     -------
  Total stockholders equity                                 $    600     $   600
                                                            --------     -------

  Total liabilities and stockholders equity                 $    600     $   600
                                                            ========     =======

                                 PADDINGTON INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        For the
                                    For the year     For the year       quarter
                                       ended            ended            ended
                                    December 31,      December 31,     Sept. 30,
                                        1997             1998            1999
                                                                       Unaudited
                                    ------------     -------------    ----------
Income                                 $ -0-             $ -0-        $      -0-
Costs of goods sold                      -0-               -0-               -0-
                                       -----             -----        ----------
Gross profit                             -0-               -0-               -0-
operations:
 General and
administration                           -0-               -0-               -0-
 Depreciation and
  amortization                           -0-               -0-               -0-
                                       -----             -----        ----------
Total expense

Net Profit (Loss)
 from operations                       $ (0)             $ (0)        $      (0)

Net income per
 share-basic                           $ (0)             $ (0)        $      (0)

Total number of
 shares outstanding                      -0-               -0-         6,000,000

                                 PADDINGTON INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the
                                                  For the year    For the year     quarter
                                                      ended           ended         ended
                                                  December 31,   December 31,     Sept. 30,
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

2. Development stage activities.

        The Company has been a development stage enterprise since its incorporation on March 29, 1999 and for the three months ended September 30, 1999. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These activities were funded by the Company's management aggregating $31,279 through September 30, 1999. The Company has not expended any funds to September 30, 1999. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

3. Results of operations for the period from June 30, 1999 through September 30, 1999

            For the quarterly period from June 30, 1999 through September 30, 1999, the Company generated net sales of approximately $-0-.

            The Company's gross profit on sales was approximately -0-% for the quarterly period from June 30, 1999 through September 30, 1999.

            The Company's overhead costs aggregated approximately $-0- for the quarterly period from June 30, 1999 through September 30, 1999.

4. Liquidity and capital resources.

      The Company has retained the same liquidity of $600 from the previous quarterly report of June 30, 1999.

      The Company did not expend any funds from June 30, 1999 through September 30, 1999 because the Company's management funded all expenditures during this period.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $0 for the period from June 30, 1999 to September 30, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                               RESULTS OF OPERATIONS

                            PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

    None.

  Item 2. Changes in Securities

    None.

  Item 3.   Defaults Upon Senior Securities

    None.

  Item 4. Submission of Matters to a Vote of Security Holders.

   None.

  Item 5. Other Information

   None.

  Item 6. Exhibits and Reports on Form 8-K

    The Company did not file a report on Form 8-K during the three months ended September 30, 1999.

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Paddington Inc.
                                  (Registrant)

  Date: November 5, 1999          By:  /s/ King-Kwok Yu
                                       -----------------------------
                                       Director, President, Treasurer, Secretary
                                         And Controller

                                  By:  /s/ Richard C. K. Wong
                                       -----------------------------
                                       Director and Vice-Chairman

                                  By:  /s/ Hardy K. C. Lok
                                       -----------------------------
                                       Director and Chairman of the Board