Form 10KSB40
period 1999-12-31
PADDINGTON INC
filed 2000-03-29
CIK 1086239

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-KSB

(Mark one)

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

For the fiscal year ended December 31, 1999

                                       OR

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-26049

                                 PADDINGTON INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                            52-2159951
       ------------------------------          -----------------------
      (State or Other Jurisdiction of          (I.R.S. Employer
      Incorporation or Organization)          Identification Number)

Suite E, 15/F, Ho Lee Commercial Building, 40 D'Aguilar Street, Central, Hong Kong, or c/o Registered Agents, Ltd., 1220 North Market Street, Suite 606, Wilmington, Delaware 19801
--------------------------------------------------------------------------------
(Address of Principal Executive Offices including Zip Code)

                        (852) 2523-5522 or (302) 421-5750
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                 Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes____X______ No__________

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      State issuer's revenues for its most recent fiscal year. -0-

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

      No trading market exists for the registrant's common stock, and, therefore, no aggregate market value can be determined.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares of common stock are issued and outstanding as of March 30, 2000.

Transitional Small Business Disclosure Format

Yes__________ No_____X_____

                                TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
ITEM 2.  DESCRIPTION OF PROPERTY
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.  FINANCIAL STATEMENTS
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS.

1A.   GENERAL

      Paddington Inc. (the "Company") was incorporated on March 29, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since its inception and has no operations to date other than issuing shares to its original shareholders.

      The Company has been formed in accordance with the requirements for forming a Blank Check Company. The Company intends to provide a method for a foreign or domestic private company to become a reporting company whose securities are qualified for trading in the United States secondary market, pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company registered its common stock, par value $.0001 per share, on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the US Securities and Exchange Commission (the "Commission") periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is in compliance with the reporting requirements of the Exchange Act), and on Form S-3 (provided that during the prior twelve month period it has timely filed all reports required under the Exchange Act) and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

      The Company has recently entered into merger discussions with Supply Chain Services Limited ("SCS"), a company incorporated in Hong Kong which acts as a manager/coordinator for overseas companies buying merchandise, such as toys, cut and sew products, and home improvement hardware, from Asia. The Company believes that SCS entered into such merger discussions with the Company because the Company offers it the opportunity to acquire the status of a US company subject to the reporting requirements of the Exchange Act, which projects a positive image to SCS's existing US-based customers. SCS also wholly-owns the equity in Leader Industrial Group Limited, a Hong Kong company incorporated to carry out the trading and export of toys to North America. As of March 30, 2000, merger discussions with SCS are ongoing. The Company is unable to anticipate whether
(1) such merger discussions with SCS will lead to a merger between the two companies, or (2) the final terms and conditions surrounding a successful merger will be based on the current proposal for a share exchange.

1B.   PERCEIVED BENEFITS

      There are certain perceived benefits to being a company with a class of publicly-traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;

*  increased visibility in the financial community;

*  facility of borrowing from financial institutions;

*  improved trading efficiency;

*  shareholder liquidity;

*  greater ease in raising capital;

*  compensation of key employees through stock options and similar stock plans;

*  enhanced corporate image; and

*  a presence in the United States capital market.

1C.   POTENTIAL TARGET COMPANIES

      Target Companies that may be interested in any form of business combination with the Company could include, without limitation, the following:

* a company for which the primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting of additional equity;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which desires to make an initial entry into the United States capital market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

* a company seeking one or more of the other perceived benefits of becoming a public company.


      The officers, directors and shareholders are currently composed of the same individuals. See PART II, ITEM 9, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS" and PART II, ITEM 12, "CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS". A business combination with a Target Company will normally, but not necessarily, involve the transfer to the Target Company of the majority of the issued and outstanding common stock of the Company, and the partial or complete substitution by the Target Company of the Company's current officers and directors.

      No assurances can be given with respect to the Company's ability to enter into a business combination, nor can assurances be made regarding the terms of any business combination or the nature of the Target Company with which the Company may enter into a business combination. See PART I, ITEM 1D(2), "SPECULATIVE NATURE OF THE COMPANY'S PROPOSED PLAN OF OPERATION".

      The proposed business activities described herein classify the Company as a Blank Check Company. The Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of Blank Check Companies. The officers and directors do not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered a "lock-up" letter agreement affirming that such shareholders will not sell or otherwise transfer their shares of the Company's common stock except in connection with or following the completion of a business combination with a Target Company resulting in the Company no longer being classified as a Blank Check Company. The shareholders have deposited their stock certificates with the Company's officers and directors, who will not release the certificates except in connection with or following the completion of a merger or acquisition. No preferred stock of the Company has been issued at this time. In addition, the Company's Board of Directors have adopted a resolution stating that the Company will not seek to issue any or authorize any additional preferred stock, except in connection with or following the completion of a business combination with a Target Company resulting in the Company no longer being classified as a Blank Check Company.

1D.   RISK FACTORS

      The Company's business is subject to numerous risk factors, including but not limited to the following:

(1)   NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.

            The Company has had no operating history, revenues or earnings from operations and has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination, if any. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a Target Company. There is no assurance that the Company can identify such a Target Company and consummate such business combination.

(2)   SPECULATIVE NATURE OF THE COMPANY'S PROPOSED PLAN OF  OPERATIONS.

            The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified Target Company following any business combination. While the Company's officers, directors and current shareholders will likely prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating Target Companies meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will depend upon the business operations and financial results of the Target Company and numerous other factors beyond the Company's control.

(3)   SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.

            The Company anticipates that it will be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers with and acquisitions of Target Companies. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully negotiating and completing a business combination. Moreover, the Company will also compete with numerous other small public and private companies in seeking merger or acquisition candidates.

(4) NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION.

            Other than the Company's recent merger discussions with SCS, the Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific Target Company. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities, locating a Target Company or concluding a business combination. The officers and directors have not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. In implementing a structure for a particular business acquisition with a Target Company, the Company may also become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a Target

            Company to have achieved, or without which the Company would not consider a business combination with such Target Company. Accordingly, the Company may enter into a business combination with a Target Company having losses, no significant operating history, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. The Company may, however, consider other factors, including (but not limited to) the Target Company's long-term growth possibilities, as well as its strategic position relative to other companies in its location and industry, in deciding to enter into a business combination.

(5)   CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

            While seeking a business combination, the officers and directors anticipate keeping their current employment positions as well as seeking to organize other companies of a similar nature. As such, demands may be placed on the officers' and directors' time that will detract from the time they are able to devote to the Company. The officers and directors intend to devote as much time to the activities of the Company as required; however, should a conflict arise, there is no assurance that the officers and directors of the Company would not attend to other matters prior to those of the Company. Initially, the officers and directors intend to devote up to ten (10) hours each per month to the business of the Company, and they intend to increase that amount of time once the analysis of, and negotiations and consummation with, a Target Company is conducted. In connection with the merger discussions with SCS, Mr. Yu has thus far devoted substantial time and energy to ensure a successful merger. See PART II, ITEM 9E, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- CONFLICTS OF INTEREST". The Company's officers have not entered into a written employment agreement with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the limited experience and limited time commitment of the officers and directors, loss of the services of the officers and directors would adversely affect development of the Company's business and its likelihood of continuing operations.

(6)   CONFLICTS OF INTEREST --  GENERAL.

            The Company's officers and directors participate in other business ventures that may compete directly with the Company. The officers and directors will be responsible for seeking, evaluating, negotiating and consummating a business combination with a Target Company that may result in terms providing benefits to the officers and directors. Additional conflicts of interest and non-arms length transactions may also arise in the future. The officers and directors have adopted a resolution stating that the Company will not seek a merger with, or acquisition of, any entity in which any member of the officers and directors serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See PART II, ITEM 9E, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- CONFLICTS OF INTEREST". There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by the officers and directors to resolve conflicts of interest in favor of the Company could result in liability of the officers and directors to the Company. However, any attempt by shareholders to enforce a liability of the officers and directors to the Company would most likely be prohibitively expensive and time consuming. As the shareholders and the officers and directors are currently the same persons, these conflicts of interest also apply to the shareholders.

(7)   OTHER BLANK CHECK COMPANIES.

            The officers and directors are currently involved in creating additional Blank Check Companies substantially similar to the Company. To date, four other companies substantially similar to the Company have been established by the officers and directors of the Company, but none of those companies has taken such action as the filing of a Registration Statement or any other securities filing or issuance. See PART II, ITEM 9B, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- PREVIOUS BLANK CHECK COMPANIES". A conflict may arise in the event that another Blank Check Company, with which the officers and directors are affiliated, files a Registration Statement and actively seeks a Target Company. The officers and directors anticipate (but are not required to so effect) that Target Companies will be located for the Company and other Blank Check Companies either (i) in chronological order of the date of formation of such Blank Check Companies; or (ii) by lot. However, other Blank Check Companies that may be formed may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a Target Company may be more suitable for or may prefer a certain Blank Check Company formed concurrently with or after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred Blank Check Company regardless of date of formation or choice by lot. See PART II, ITEM 9C, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- CURRENT BLANK CHECK COMPANIES".

(8)   REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.

            Section 13 of the Exchange Act requires companies subject to the Exchange Act to provide certain information about significant acquisitions, including certified financial statements for an acquired company covering one or two complete fiscal years, depending on the relative size of any acquisition. The time and additional costs that may be incurred by some Target Companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required financial statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

(9)   LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION AND EXPERTISE.

            The Company has neither conducted nor obtained market research indicating that demand exists for the type of transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

            The officers and directors will be responsible for seeking, evaluating, negotiating and consummating a business combination with a Target Company. The officers and directors are not, however, professional business analysts, and are novices relative to the more established and well-financed entities who are active in mergers with and acquisitions of Target Companies. Therefore, the Company will operate at a competitive disadvantage in identifying and completing business combinations with suitable Target Companies.

(10)  LACK OF DIVERSIFICATION.

            The Company's proposed operations, even if successful, will probably, but not necessarily, result in the Company engaging in a business combination with only one Target Company. The officers and directors anticipate that the Company will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See PART II, ITEM 7, FINANCIAL STATEMENTS. Consequently, the Company's activities will be limited to those engaged in by the Target Company with which the Company merges or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations. This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

(11)  REGULATION UNDER THE INVESTMENT COMPANY ACT.

            Although the Company will be subject to regulation under the Exchange Act, (and, if involved in a reorganization, potentially the Securities Act of 1933, as amended (the "Securities Act")), the officers and directors anticipate that the Company will not be subject to regulation under the Investment Company Act of 1940 (the "Investment Company Act"). In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company under the Investment Company Act and comply with the provisions thereof and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Commission as to the status of the Company under the Investment Company Act. Any violation of the Investment Company Act could subject the Company to material adverse consequences.

(12)  PROBABLE CHANGE IN CONTROL AND MANAGEMENT.

            A business combination involving the issuance of the Company's common stock will, in all likelihood, result in the shareholders of the Target Company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time. The resulting change in control of the Company could potentially result in the partial or complete removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

            The issuance of previously authorized and unissued common stock of the Company would also result in a reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or substitution or replacement of some or all of the officers and directors of the Company.

            The terms of any business combination may include such terms as any or all of Messrs. Yu, Wong, and Lok remaining a director, officer and/or shareholder of the Company or any or all of them becoming consultants to the Company with compensation should they resign as directors and officers of the Company and as a result of the consummation of a business combination. See PART II, ITEM 9A, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- BACKGROUNDS OF DIRECTORS".

(13)  TAXATION.

            Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company undertakes. Currently, such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination to minimize the federal and state tax consequences to both the Company and the Target Company. There can be no assurance, however, that any such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on all parties to the transaction.

(14) REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES.

            The officers and directors of the Company will request that any potential Target Company provide audited financial statements. One or more attractive Target Companies may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to wait until the Target Company can provide audited financial statements satisfying the requirements of the Exchange Act. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the Target Company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present officers and directors of the Company.

(15)  EMPLOYEES.

            The Company has no full time employees. The Company's officers and directors have agreed to allocate a portion of their time to the activities of the Company, without compensation. The officers and directors anticipate that the business plan of the Company can be implemented by initially devoting no more than ten (10) hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers and directors. See PART I, ITEM 1D(5), "CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY".

(16)  ADVISORS OF TARGET COMPANY.

            A potential Target Company may have an agreement with a consultant or advisor providing for services of the consultant or advisor to be continued after any business combination. Additionally, a Target Company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger, acquisition or other business combination. Such preexisting agreements of Target Companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a Target Company.

(17)  RISKS ASSOCIATED WITH THE YEAR 2000 PROBLEM.

            At present, the Company does not own or lease any computer equipment. However, the Company, and any potential Target Company, may face material adverse problems in maintaining or upgrading its own (if any) or interfacing with other computer systems, software, circuitry or any other electronic device in the correct handling and processing of any date change. Any such failure could have a material adverse effect on the Company's financial condition and could also be a factor in the selection of a Target Company.

                        ITEM 2. DESCRIPTION OF PROPERTY

2A.   GENERAL

      The Company has no properties and currently has no agreements or plans to acquire any properties for its operations. The Company currently employs Registered Agents, Ltd. as its registered agent in Delaware, and the Company's officers and directors use the offices of Greenford Enterprises Limited, Suite E, 15/F, Ho Lee Commercial Building, 40 D'Aguilar Street, Central, Hong Kong at no cost to the Company. Greenford Enterprises Limited has agreed to continue this arrangement until the Company completes a transaction with a Target Company. One of the Company's officers, directors and beneficial owners, Mr. Richard Che Keung Wong, is also a director and beneficial shareholder of Greenford Enterprises Limited.

2B.   REAL ESTATE INVESTMENT POLICIES

      The Company has no real estate properties and at this time has no agreements to acquire any properties. The Company does not preclude, however, the possibility of becoming a party to a business combination with a Target Company or another corporation or entity, or acquiring stock or assets of an existing business, in which investments in real estate or interests in real estate are involved.

                           ITEM 3. LEGAL PROCEEDINGS

      There is no litigation pending or, to the Company's knowledge, threatened by or against the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year 1999, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5A.   MARKET PRICE

      There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

      The Commission has adopted Rule 15g-9 which establishes the definition of a Penny Stock. For any transaction involving a Penny Stock, unless exempt, the rules require that: (i) a broker or dealer approve a person's account for transactions in Penny Stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the Penny Stock to be purchased. In order to approve a person's account for transactions in Penny Stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in Penny Stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in Penny Stocks. The broker or dealer must also deliver, prior to any transaction in a Penny Stock, a disclosure schedule prepared by the Commission relating to the Penny Stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in Penny Stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in Penny Stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the Penny Stock held in the account and information on the limited market in Penny Stocks.

      If, after a merger or acquisition or other business combination, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it: (i) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers; and (ii) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board.

      If the Company is unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

5B.   HOLDERS

      There are three holders of the Company's common stock. On April 20, 1999, the Company issued 6,000,000 of its Common Shares to these shareholders for cash at $0.0001 per share for a total price of $600. The issued and outstanding shares of the Company's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act of 1933 and Rules 506 and 701 promulgated thereunder. See PART II, ITEM 11, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

5C.   DIVIDENDS

      The Company has not paid any dividends to date, and has no plans to do so in the immediate future. Dividends, if any, will be contingent upon the Company's revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

5D.   RECENT SALES OF UNREGISTERED SECURITIES

      During the past three years, the Company has sold securities that were not registered as follows:

Date                 Name                   Number of Shares     Consideration
April 20, 1999       King Kwok Yu           2,000,000            $200
April 20, 1999       Richard C. K. Wong     2,000,000            $200
April 20, 1999       Hardy K. C. Lok        2,000,000            $200

      The shareholders of the Company have executed and delivered a "lock-up" letter agreement which provides that such shareholders shall not sell the securities except in connection with or following the consummation of a merger or acquisition. Further, each shareholder has placed its stock certificates with the Company until such time. Any liquidation by the current shareholders after the release from the "lock-up" selling limitation period may have a depressive effect upon the trading price of the Company's securities in any future market which may develop.

5E.   USE OF PROCEEDS FROM REGISTERED SECURITIES

      The Company has not sold any registered securities to date.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

6A.   FORWARD-LOOKING STATEMENTS

       The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients. Any such forward-looking statements should be read only in conjunction with this entire Annual Report and the exhibits hereto.

6B.   GENERAL BUSINESS PLAN

      The Company's purpose is to seek, investigate and, if such investigation warrants, attempt to enter into some form of business combination with a Target Company seeking the perceived advantages of having a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. Apart from the potential Target Company SCS, the business needs of which are known to the Company, it is impossible for the Company to predict at this time the status of any other business in which the Company may become engaged (if the merger with SCS does not occur), in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company is also not restricted from implementing a structure for a particular business acquisition with a Target Company in which the Company also becomes a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with a third party corporation or entity. As stated in Part I,

Item 1A, "GENERAL," the Company has identified SCS as a Target Company and has entered into merger negotiations with SCS. The Company's officers or directors have participated in such merger negotiations with SCS.

      If the merger with SCS does not occur, the officers and directors may seek out a Target Company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. The officers and directors may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. The officers and directors will pay referral fees to consultants and others who refer Target Companies for mergers into reporting companies in which the officers and directors have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by the officers and directors.

      The Company anticipates that the selection of a business opportunity in which to participate will be complex and a high-risk endeavor. The officers and directors believe (but have not conducted or obtained any research to confirm) that there are business entities, such as SCS, seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include the items listed in PART I, ITEM 1B, "DESCRIPTION OF THE BUSINESS -- PERCEIVED BENEFITS" of this Annual Report. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

      The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the relevant securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

      The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. The Company believes it will be able to offer owners of Target Companies the opportunity to enter into a business combination with a reporting company without incurring the cost and time that would be required should a Target Company decide to become a reporting company on its own. In analyzing prospective business opportunities, including the potential merger with SCS, the officers and directors will consider such matters as: (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any; (iv) prospects for the future; (v) nature of present and expected competition; (vi) quality and experience of management services which may be available and the depth of that management; (vii) potential for further research, development or exploration;
(viii) specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; (ix) potential for growth or expansion; (x) the potential for profit; (xi) perceived public recognition or acceptance of products, services or trades; (xii) name identification; and (xiii) other relevant factors. This discussion of the proposed criteria is not meant to be a restrictive or an inclusive list of the

Company's virtually unlimited discretion to search for and enter into potential business opportunities. The officers and directors have not conducted or obtained market research and are not aware of any empirical data to support the perceived benefits of a merger or acquisition transaction for the owners of any Target Company. See PART I, ITEM 1D(9), "DESCRIPTION OF THE BUSINESS -- RISK FACTORS", (9), "LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION AND EXPERTISE".

      The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements in any reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained that satisfy the requirements of the Exchange Act.

      The officers and directors of the Company will in all likelihood be inexperienced in matters relating to the business of a Target Company. The officers and directors will rely upon their own efforts in accomplishing the pre-business combination purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified Target Companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the Target Company, as the Company has limited cash assets with which to pay such obligation.

      Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a Target Company, the officers and directors of the Company may recommend one or more underwriters, financial advisors, accountants, law firms, public relations firms or other consultants to provide such services.

      As of March 30, 2000, merger discussions between the Company and SCS are ongoing. A majority of the current customers of SCS are US-based companies in the toy, cut and sew products, and home improvement hardware industries. The Company believes that SCS entered into merger discussions with the Company because the Company offers it the opportunity to acquire the status of a US company subject to the reporting requirements of the Exchange Act, which projects a positive image to SCS's existing US-based customers.

6C.   ACQUISITION OF OPPORTUNITIES

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under the Securities Act, any other applicable federal securities laws and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities under the applicable federal or state securities laws immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a Blank Check Company. Until such time as this occurs, the Company will not register any securities. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

      While the final terms of a business transaction to which the Company may be a party cannot be predicted with certainty, such as with the potential merger with SCS, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

      With respect to any negotiations with a Target Company, the officers and directors expect to analyze, among other factors, the percentage of the Company Target Company shareholders would acquire in exchange for their shareholdings in the Target Company. Depending upon, among other things, the Target Company's assets and liabilities, the Company's shareholders would in all likelihood hold a substantially lesser percentage ownership interest in the Company following any such transaction. The percentage of ownership may be subject to significant reduction in the event that the Company acquires a Target Company with substantial assets.

      The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

      The Company will not acquire or merge with any entity that cannot provide audited financial statements satisfying the requirements of the Exchange Act. The Company is subject to all of the reporting requirements of the Exchange Act, including the duty to file audited financial statements as part of or within sixty (60) days following the filing of a Form 8-K with the Commission upon consummation of a merger or acquisition, and the duty to file the Company's audited financial statements included in its Annual Report on this Form 10-KSB, as required under the Exchange Act. The officers and directors have agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing a business combination with a Target Company. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount the officers and directors will advance to the Company. The Company will not borrow any funds to make any payments to the Company's promoters, officers, directors or their affiliates or associates.

      The Board of Directors has passed a resolution adopting a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officers, directors, and shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

6D.   COMPETITION

      The Company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. See PART I, ITEM 1D (3), "SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS".

                          ITEM 7. FINANCIAL STATEMENTS

      The balance sheets included in this Form 10-KSB for the year ended December 31, 1999 have been audited by Arthur Andersen & Co. and have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Commission.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has not changed accountants since its formation and there are no disagreements with the findings of its accountants.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

9A.   BACKGROUNDS OF DIRECTORS

      The Company has the following officers and directors:


Name                        Age    Positions and Offices Held

King Kwok Yu                46     Director, President, Secretary, Treasurer
                                   and Controller
Richard Che Keung Wong      54     Director and Vice-Chairman
Hardy Kung Chin Lok         49     Director and Chairman of the Board

      There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

      Set forth below are summary descriptions containing the name of the directors and officers of the Company, all positions and offices with the Company held, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last twenty (20) years:

      KING KWOK YU received a Bachelor of Arts in Economics from York University (Canada) in 1976, a Master of Arts in Economics from University of California, Santa Barbara in 1977 and a Masters in Business Administration in Accounting from Golden Gate University in San Francisco, California in 1979. Mr. Yu registered as a Certified Public Accountant with the Board of Accountancy of the State of California in 1982 and now holds an inactive Certified Public Accountant status. In 1984, Mr. Yu became an Associate Member of the Hong Kong Society of Accountants. From 1979 to 1984, Mr. Yu was Staff Auditor/Audit Supervisor to Oppenheim, Appel, Dixon & Co. (which included the practice of Robinson, Sain, Snyder & Reiss) in San Francisco and Los Angeles, California. From 1984 to 1987, Mr. Yu was Audit Supervisor/Assistant Audit Manager to the Hong Kong offices of Ernst & Whitney and Spicer & Oppenheim. From 1987 to 1988, Mr. Yu served as Group Financial Controller to Glynhill International Limited in Hong Kong. From 1988 to 1990, Mr. Yu was Group Chief Accountant to Polly Peck International (Hong Kong) Limited. In 1991, Mr. Yu was Director to PHINA Corporate Finance Services (Asia) Limited in Hong Kong. From 1992 to 1994, Mr. Yu was Group Finance Director to Cathay International Group based in Hong Kong. From 1992 to 1994, Mr. Yu also provided professional advisory services to Cathay International Group through D.M. Forant Inc., a company incorporated in the State of Delaware and to which Mr. Yu was the sole stockholder, director and officer. D.M. Forant Inc. did not render professional advisory services to any other entities, and has not carried out any activities since 1995. From 1994 to 1997, Mr. Yu served as Director and Chief Financial Officer to Pharmaceutical China Inc., British Virgin Islands, Faulding China Limited, Hong Kong, and Foshan Faulding Pharmaceutical Co. Ltd., P.R.C. From 1997 to 1998, Mr. Yu served as Executive Director to Richard King & Company Limited, of which he had been a Director since 1991. From February 1999 to April 1999, Mr. Yu has served as a Consultant and Associate Director to Hantec Asia Alliance Capital (China) Limited. Mr. Yu also serves as a Director to several other Hong Kong companies, all of which have not carried out any business activities in the last five years, and all of which remain inactive as of the date of filing of this Registration Statement.

      RICHARD CHE KEUNG WONG received a Diploma in Youth and Community Services in 1971 from the Jordanhill College of Education, Glasgow, Scotland and a Bachelor of Arts in Economics from York University (Canada) in 1976. Mr. Wong received a Fellowship from the Institute of Canadian Bankers (F.I.C.B.) in 1980. From 1964 to 1974, Mr. Wong was an Assistant Community & Youth Officer with the Hong Kong Government Social Welfare Department, Group and Community Work Division. From 1976 to 1979, Mr. Wong was Officer-in-Training/Assistant Accountant with the Canadian Imperial Bank of Commerce. From 1979 to 1980, Mr. Wong was Administration Officer to Toronto Dominion (H.K.) Limited. From 1980 to 1984, Mr. Wong served as Vice President and General Manager of the Seattle-First National Bank, Hong Kong Branch. From 1984 to 1986, Mr. Wong was Vice President of BA-Asia Limited, a merchant banking subsidiary of Bank of America N.T. & S.A. From 1986 to 1989, Mr. Wong served as Vice President and Country Manager of Bank of America N.T. & S.A. From 1989 to 1990, Mr. Wong served as Regional Director
(Asia) of Tyndall Bank International Plc. From 1990 to 1992, Mr. Wong was Finance Director to Tak Wing Investments (Holdings) Ltd. From 1992 to 1994, Mr. Wong was Director and Chief Operating Officer of Cathay International Holdings Plc. In 1994, Mr. Wong served as Director to Merrywise Company Limited. From 1994 to 1997, Mr. Wong served as Director and Chief Executive

Officer of Faulding China Limited, HK and Chairman and Chief Executive Officer of Foshan Faulding Pharmaceutical Co. Ltd., P.R.C. From 1997 to the present, Mr. Wong has been a Director of Richard King & Company Limited. At present, Mr. Wong is also a Director of several property holding companies in Hong Kong. During the past five years, Mr. Wong has also served as a Director to several other Hong Kong companies, all of which have not carried out any business activities in the last five years, and all of which remain inactive as of the date of filing of this Registration Statement.

      HARDY KUNG CHIN LOK received a Bachelor of Science in Civil Engineering from the City University of Manchester (U.K.) - Institute of Science & Technology in 1972. From 1972 to 1976, Mr. Lok was an Engineer with Scott Wilson Kirkpatrick & Partners in the United Kingdom. From 1976 to the present, Mr. Lok has been with John Lok & Partners, Ltd. and The Sun Company, Ltd., both in Hong Kong, and is currently serving as Managing Director of both entities. Mr. Lok is a Corporate Member of both the Institution of Civil Engineers and the Hong Kong Institution of Engineers. At present, Mr. Lok also serves as a Director to several property and construction companies in Hong Kong, a consulting and advisory services company in Hong Kong and a cold storage company in Hong Kong.

9B.   PREVIOUS BLANK CHECK COMPANIES

      Since formation of the Company, Messrs. Yu, Wong, and Lok have formed four additional Delaware companies -- Pottinger Inc., Tottingham Inc., Hempstead Inc. and Leicester Inc. -- with the intent of such companies becoming additional Blank Check Companies. See ITEM 9D below, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- RECENT TRANSACTIONS BY BLANK CHECK COMPANIES". Prior to initiating formation of these companies, Messrs. Yu, Wong and Lok and the Company have not owned, together, alone or with others any other Blank Check Companies in the United States.

9C.   CURRENT BLANK CHECK COMPANIES

      Messrs. Yu, Wong and Lok anticipate being involved with the four additional companies listed in ITEM 9B above, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- PREVIOUS BLANK CHECK COMPANIES" and additional Blank Check Companies with common stock registered under the Securities Act or the Exchange Act. At present, however, Messrs Yu, Wong and Lok have not registered any additional Blank Check Companies.

9D.   RECENT TRANSACTIONS BY BLANK CHECK COMPANIES

      Although Messrs. Yu, Wong and Lok have formed the four additional companies listed in ITEM 9B above, "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- PREVIOUS BLANK CHECK COMPANIES" with the intent of such companies becoming additional Blank Check Companies, no Registration Statements have been filed for these four companies. Thus, no recent transactions by Blank Check Companies have transpired.

9E.   CONFLICTS OF INTEREST

      The Company's officers and directors expect to register other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officers and directors are engaged in other business activities, the officers and directors anticipate that they will devote only a minor amount of time to the Company's affairs.

      A conflict may arise in the event that another Blank Check Company with which the officers and directors are affiliated is registered and actively seeks a Target Company. See PART I, ITEM 1D(7) "OTHER BLANK CHECK COMPANIES".

      Mr. Yu expects to organize other companies of a similar nature and with a similar purpose as the Company. As such, demands may be placed on the time of Mr. Yu that will detract from the amount of time he is able to devote to the Company. Mr. Yu intends to devote as much time to the activities of the Company as required. However, should a conflict arise regarding the time demands of Mr. Yu, there is no assurance that Mr. Yu would not attend to other matters prior to those of the Company. Mr. Yu projects that initially up to ten hours per month of his time may be spent locating a Target Company which amount of time would increase when the analysis of, and negotiations and consummation with, a Target Company are conducted. In connection with the merger discussions with SCS, Mr. Yu has thus far devoted substantial time and energy to ensure a successful merger.

      Mr. Wong is a Director of Richard King & Company Limited and expects to organize other companies of a similar nature and with a similar purpose as the Company. As such, demands may be placed on the time of Mr. Wong which may detract from the amount of time he is able to devote to the Company. Mr. Wong intends to devote as much time to the activities of the Company as required. However, should a conflict arise regarding the time demands of Mr. Wong, there is no assurance that Mr. Wong would not attend to other matters prior to those of the Company. Mr. Wong projects that initially up to ten hours per month of his time may be spent locating a Target Company which amount of time would increase when the analysis of, and negotiations and consummation with, a Target Company are conducted. In connection with the merger discussions with SCS, Mr. Wong has not thus far devoted substantial time and energy to ensure a successful merger.

      Mr. Lok is the Managing Director of John Lok & Partners, Ltd. and The Sun Company, Ltd., as well as serving as a Director to various Hong Kong entities, and expects to organize other companies of a similar nature and with a similar purpose as the Company. As such, demands may be placed on the time of Mr. Lok that will detract from the amount of time he is able to devote to the Company. Mr. Lok intends to devote as much time to the activities of the Company as required. However, should a conflict arise regarding the time demands of Mr. Lok, there is no assurance that Mr. Lok would not attend to other matters prior to those of the Company. Mr. Lok projects that initially up to ten hours per month of his time may be spent locating a Target Company which amount of time would increase when the analysis of, and negotiations and consummation with, a Target Company are conducted. In connection with the merger discussions with SCS, Mr. Lok has not thus far devoted substantial time and energy to ensure a successful merger.

      No other securities, or rights to securities, of the Company will be issued to shareholders, officers, directors or promoters, or their affiliates or associates, prior to the completion of a business combination. At the time of a business combination, the officers and directors expect that some or all of the shares of common stock owned by the shareholders and directors will be purchased by the Target Company. The amount of common stock sold or continued to be owned by the directors cannot be determined at this time.

      The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a Target Company to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to the officers and directors or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made to the officers, directors or promoters of the Company or to any of their associates or affiliates.

      As stated above in PART I, ITEM 1A, "GENERAL," the Company's officers and directors have entered into merger negotiations with SCS.

      The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which the officers or directors of the Company have any interest, direct or indirect.

      The Company's directors have adopted a resolution involving possible conflicts of interest, including prohibiting any of the following transactions involving the officers, directors, promoters, shareholders or their affiliates:

      (i)   Any lending by the Company to such persons;

      (ii) The issuance of any additional securities to such persons prior to a business combination;

      (iii) The entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or

      (iv)  The payment of any finder's fees to such persons.

      Any changes in these provisions require the approval of the Board of Directors. The officers, directors and current shareholders do not intend to propose any such action and do not anticipate that any such action will occur.

9F.   INVESTMENT COMPANY ACT OF 1940

      See PART I, ITEM 1D(11) "REGULATION UNDER THE INVESTMENT COMPANY ACT". Any violation of the Investment Company Act would subject the Company to material adverse consequences.

                        ITEM 10. EXECUTIVE COMPENSATION

      The Company's officers and directors do not receive any compensation for services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.

      The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of their efforts to implement the Company's business plan outlined herein. However, the officers and directors of the Company anticipate receiving benefits as beneficial shareholders of the Company. See PART II, ITEM 11, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and PART II, ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

      No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its directors, officers or other employees.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 30, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, all of whom are directors individually and directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown. None of the stockholders listed at this time have any rights to acquire within sixty (60) days any additional common or preferred stock from options, warrants, rights, conversion privilege(s) or similar obligations. No preferred stock of the Company has been issued at this time. In addition, the Company has adopted a resolution stating that it will not seek to issue any or authorize any additional preferred stock, except in connection with or following completion of a business combination with a Target Company resulting in the Company no longer being classified as a Blank Check Company.

                                                          Amount of
                                                          Beneficial  Percentage
Title of Class   Name and Address of Beneficial Owner     Ownership   of Class
--------------   ------------------------------------     ---------   --------

Common Stock     Mr. King-Kwok Yu                         2,000,000   33.3%
                 Suite E, 15/F, Ho Lee Commercial
                 Building, 40 D'Aguilar Street, Central,
                 Hong Kong

                                                          Amount of
                                                          Beneficial  Percentage
Title of Class   Name and Address of Beneficial Owner     Ownership   of Class
--------------   ------------------------------------     ---------   --------
Common Stock     Mr. Richard Che Keung Wong               2,000,000   33.3%
                 Suite E, 15/F, Ho Lee Commercial
                 Building, 40 D'Aguilar Street, Central,
                 Hong Kong

Common Stock     Mr. Hardy Kung Chin Lok                  2,000,000   33.3%
                 Suite E, 15/F, Ho Lee Commercial
                 Building, 40 D'Aguilar Street, Central,
                 Hong Kong


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has issued a total of 6,000,000 shares of common stock to the following persons for a total of $600 in cash:

                                                  Number of
Name                    Relationship to Issuer    Total Shares    Consideration
----                    ----------------------    ------------    -------------

King Kwok Yu            Director, President,      2,000,000       $200
                        Treasurer, Secretary,
                        and Controller
Richard Che Keung Wong  Director and              2,000,000       $200
                        Vice-Chairman
Hardy Kung Chin Lok     Director and Chairman of  2,000,000       $200
                        the Board


ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)         Exhibits

3.1         Articles of Incorporation filed as an exhibit to the Company's
            Registration Statement on Form 10-SB filed on May 12, 1999, as amended on June 1, 1999.

3.2 By-Laws filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on May 12, 1999, as amended on June 1, 1999.

4.1 Instruments Defining the Rights of Holders filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on May 12,
            1999, as amended on June 1, 1999.

23.1        Consent of Accountants

27.1        Financial Data Schedule (for SEC use only)

(b) The Company did not file a report on Form 8-K during the last quarter of the period covered by this Annual Report.

SIGNATURES

      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      PADDINGTON INC.


      By: /s/ King Kwok Yu
          --------------------------------------------------------
          King Kwok Yu
          Director, President, Treasurer, Secretary and Controller

Date: March 30, 2000

      In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By: /s/ Richard Che Keung Wong
          ---------------------------
          Richard Che Keung Wong
          Director and Vice Chairman

Date: March 30, 2000

      By: /s/ Hardy Kung Chin Lok
          -----------------------------------
          Hardy Kung Chin Lok
          Director and Chairman of the Board

Date: March 30, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Paddington Inc.

      We have audited the accompanying balance sheet of Paddington Inc. as of December 31, 1999. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Paddington Inc. as of December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.

ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong

Hong Kong
March 30, 2000.

                                 PADDINGTON INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      BALANCE SHEET AS OF DECEMBER 31, 1999
                       -----------------------------------

                  (Amounts expressed in United States dollars)



                                               December 31,        April 30,
                                                  1999              1999
                                              --------------       -------

ASSET
-----

Cash                                             $   600           $  600
                                                 --------          --------

Total asset                                      $   600           $  600
                                                 --------          --------

STOCKHOLDERS' EQUITY

Preferred Stock, $.0001 par value;
   20,000,000 shares  Authorized;
   nil issued and outstanding

Common Stock, $.0001 par value;
   120,000,000 Shares authorized;
   6,000,000 issued and outstanding              $   600           $   600
                                                 --------          --------

Total stockholders' equity                       $   600           $   600
                                                 --------          --------









       The accompanying notes are an integral part of this balance sheet.

                                 PADDINGTON INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO THE BALANCE SHEET

                  (Amounts expressed in United States dollars)



1.       ORGANIZATION AND BUSINESS OPERATIONS

Paddington Inc. (a development stage company) (the "Company") was incorporated in the state of Delaware, United States of America on March 29, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. At December 31, 1999 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. Accordingly, no statement of operations and statement of cash flows are presented for the period from March 29, 1999 (date of incorporation) to December 31, 1999. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Use of estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

b.       Fair value of financial instruments

         All financial instruments of the Company are carried at cost, which approximate their fair values.


3.       STOCKHOLDERS' EQUITY

a.       Preferred stock

         The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 each, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

b.       Common stock

         The Company is authorized to issue 120,000,000 shares of common stock with a par value of $0.0001 each. The Company issued 2,000,000 shares to each of Messrs Hardy Kung Chin Lok, Richard Che Keung Wong and King Kwok Yu.