Form 10QSB
period 2000-03-31
PADDINGTON INC
filed 2000-05-12
CIK 1086239

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2000
                                        --------------------------------
OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        -------------    ---------------

         Commission File No. 0-26049
                             -----------------------

                                 Paddington Inc.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                             59-2159951
--------------------------------                            ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                   6,000,000 common stock, $.0001 par value
                   ----------------------------------------


           Transitional Small Business Disclosure Format (check one).

         Yes                                                 No     X
            -------------                                      ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements included in the Company's annual report filed on Form 10-KSB filed on March 30, 2000, or the Company's registration statement filed on Form 10-SB filed on May 12, 1999, as amended on June 1, 1999.

                                 PADDINGTON INC.
                          (a development stage company)
                       BALANCE SHEET AS OF March 31, 2000



                                                                   March 31,
                                                      April 30,    2000
                                                      1999         Unaudited
                                                      ---------    ---------

                          Assets
   Current assets
    Cash and cash equivalents                         $ 600         $ 600
                                                      -----         -----
    Total current assets                              $ 600         $ 600
                                                      =====         =====
   capital assets                                       -0-           -0-

   Other assets                                         -0-           -0-

    Excess of purchase paid over book values            -0-           -0-
    Security deposits                                   -0-           -0-
                                                      -----         -----
    Total other assets                                  -0-           -0-
                                                      -----         -----
   Total assets                                       $ 600         $ 600
                                                      =====         =====

              Liability and Stockholders' Equity

   Current liabilities

    Accounts payable and accrued expenses               -0-           -0-
                                                      -----         -----
    Total liabilities                                   -0-           -0-
                                                      =====         =====
   Stockholders equity

  Common stock-$.0001 par value,
  authorized 120,000,000 shares
  The number of shares outstanding
  at March 31, 2000 was 6,000,000                     $ 600         $ 600

    Additional paid in capital
    Accumulated deficit during development stage        -0-           -0-
                                                      -----         -----
   Total stockholders equity                          $ 600         $ 600
                                                      -----         -----

  Total liabilities and stockholders equity           $ 600         $ 600
                                                      =====         =====


                                 PADDINGTON INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     For the
                                                                     quarter
                              For the year      For the year          ended
                                ended             ended              March 31,
                              December 31,      December 31,           2000
                                 1998              1999              Unaudited
                              ------------      ------------         ---------


   Income                       $      -0-      $       -0-          $      -0-
   Costs of goods sold                 -0-              -0-                 -0-
                              ------------      -----------          ----------
   Gross profit                        -0-              -0-                 -0-
   operations:
    General and
      administration                   -0-              -0-                 -0-
    Depreciation and
      amortization                     -0-              -0-                 -0-
                              ------------      -----------          ----------
   Total expense

   Net Profit (Loss)
    from operations             $       (0)    $         (0)          $      (0)

   Net income per
    share-basic                 $       (0)    $         (0)          $      (0)

   Total number of
    shares outstanding                 -0-        6,000,000           6,000,000



                                 PADDINGTON INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  For the
                                                                                  quarter
                                                   For the year   For the year     ended
                                                     ended           ended        March 31,
                                                   December 31,   December 31,      2000
                                                      1998           1999        Unaudited
                                                   ------------   ------------   ---------

   Cash Flows from Operating Activities
    Net profit (loss)                                  $0           $  0          $  0
    Depreciation and amortization                       0              0             0
    Non-cash transactions
    officer loans                                       0              0             0
   Total Cash Flows from Operations                     0              0             0

   Cash Flows from Financing Activities                 0              0             0

    Sale of stock                                       0           $600             0
   Total Cash Flows from Financing Activities           0           $600             0
   Cash Flows from Investing Activities
    Capital assets                                      0              0             0
    Loan receivable
    Security deposit                                    0              0             0

   Total Cash Flows from Investing Activities           0              0             0

   Net Increase (Decrease) in Cash                      0           $600             0
   Cash Balance Beginning of Period                     0              0          $600

   Cash Balance End of Period                           0           $600          $600


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

2.       Development stage activities.

                  The Company has been a development stage enterprise since its incorporation on March 29, 1999 and for the three months ended March 31, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These activities were funded by the Company's management aggregating $59,247.00 through March 31, 2000. The Company has not expended any funds to March 31, 2000. The Company has not yet generated sufficient revenues during its limited history to fund its expenses. The Company operates on a January 1 to December 31 fiscal year and did file a 10-KSB for the most recent fiscal year on March 30, 2000.

3. Results of operations for the period from December 31, 1999 through March 31, 2000

                           For the quarterly period from December 31, 1999
through March 31, 2000, the Company generated net sales of approximately $-0-.

                           The Company's gross profit on sales was approximately
-0-% for the quarterly period from December 31, 1999 through March 31, 2000.

                           The Company's overhead costs aggregated approximately
$-0- for the quarterly period from December 31, 1999 through March 31, 2000.

4.       Liquidity and capital resources.

                  The Company has retained the same liquidity of $600 from the Company's annual report as of December 31, 1999.

                  The Company did not expend any funds from December 31, 1999 through March 31, 2000 because the Company's management funded all expenditures during this period.

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $0 for the period from December 31, 1999 to March 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

    None.

   Item 5. Other Information

    None.

   Item 6. Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 2000.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Paddington Inc.
                                   (Registrant)

Date: May 12, 2000               By: /s/ King-Kwok Yu
                                     ---------------------------------
                                     Director, President, Treasurer, Secretary
                                     And Controller

                                 By:  /s/ Richard C. K. Wong
                                     ---------------------------------
                                     Director and Vice-Chairman

                                 By:  /s/ Hardy K. C. Lok
                                     ---------------------------------
                                     Director and Chairman of the Board