Form 10QSB
period 2000-06-30
PADDINGTON INC
filed 2000-07-31
CIK 1086239

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 2000

  OR

 [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                  to
                                    ----------------     --------------------


                           Commission File No.  0-26049

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


    Suite E, 15/F, Ho Lee Commercial Building, 40 D'Aguilar Street, Central,
       Hong Kong or c/o Registered Agents, Ltd., 1220 North Market Street,
                         Suite 606, Wilmington, DE 19801
    ------------------------------------------------------------------------
                    (Address of principal executive offices)


                        (852) 2523-5522 or (302) 421-5750
                        ---------------------------------
                           (Issuer's telephone number)


                                 Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]                 No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:


                    6,000,000 common stock, $.0001 par value
                    ----------------------------------------

           Transitional Small Business Disclosure Format (check one).

                    Yes  [ ]                 No  [X]

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

                                 PADDINGTON INC.
                          (a development stage company)
                        BALANCE SHEET AS OF June 30, 2000


                                                       June 30,       June 30,
                                                         1999           2000
                                                       --------      ---------
                                                                     Unaudited
Assets
  Current assets
  Cash and cash equivalents                           $  600          $  600
                                                      ------          ------
  Total current assets                                $  600          $  600
                                                      ======          ======
  capital assets                                         -0-             -0-

  Other assets                                           -0-             -0-

  Excess of purchase paid over book values               -0-             -0-
  Security deposits                                      -0-             -0-
                                                      ------          ------
  Total other assets                                     -0-             -0-
                                                      ------          ------
  Total assets                                        $  600          $  600
                                                      ======          ======

            Liability and Stockholders' Equity

  Current liabilities

  Accounts payable and accrued expenses                  -0-             -0-
                                                      ------          ------
  Total liabilities                                      -0-             -0-
                                                      ======          ======
Stockholders equity
Common stock-$.0001 par value,
  authorized 120,000,000 shares
The number of shares outstanding
  at June 30, 2000 was 6,000,000                      $  600          $  600

Additional paid in capital
Accumulated deficit during development stage             -0-             -0-
                                                      ------          ------
 Total stockholders equity                            $  600          $  600
                                                      ------          ------

Total liabilities and stockholders equity             $  600          $  600
                                                      ======          ======

                                 PADDINGTON INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                             For the year   For the year   For the quarter
                                ended          ended            ended
                             December 31,    December 31       June 30,
                                 1998           1999             2000
                                                              Unaudited
                             ------------   ------------   ---------------
Income                        $    -0-      $      -0-        $      -0-
Costs of goods sold                -0-             -0-               -0-
                              --------      ----------        ----------
Gross profit operations:           -0-             -0-               -0-

General and administration         -0-             -0-               -0-
Depreciation and
   amortization                    -0-             -0-               -0-
                              --------      ----------        ----------
Total expense

Net Profit (Loss)
 from operations              $     (0)     $       (0)       $       (0)

Net income per
 share-basic                  $     (0)     $       (0)       $       (0)

Total number of
 shares outstanding                -0-       6,000,000        $6,000,000
                              ========      ==========        ==========


                                 PADDINGTON INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                               For the year   For the year   For the quarter
                                                  ended          ended            ended
                                               December 31,    December 31       June 30,
                                                   1998           1999          Unaudited
                                               ------------   ------------   ---------------
Cash Flows from Operating Activities
 Net profit (loss)                                  $0          $  0             $    0
 Depreciation and amortization                       0             0                  0
 Non-cash transactions
 officer loans                                       0             0                  0
Total Cash Flows from Operations                     0             0                  0

Cash Flows from Financing Activities                 0             0                  0

 Sale of stock                                       0          $600                  0
Total Cash Flows from Financing Activities           0          $600                  0
Cash Flows from Investing Activities
 Capital assets                                      0             0                  0
 Loan receivable
 Security deposit                                    0             0                  0

Total Cash Flows from Investing Activities           0             0                  0

Net Increase (Decrease) in Cash                      0          $600                  0
Cash Balance Beginning of Period                     0             0             $  600

Cash Balance End of Period                           0          $600             $  600


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

2.       Development stage activities.

         The Company has been a development stage enterprise since its incorporation on March 29, 1999 and for the three months ended June 30, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These activities were funded by the Company's management aggregating $61,581.00 through June 30, 2000. The Company has not expended any funds to June 30, 2000. The Company has not yet generated sufficient revenues during its limited history to fund its expenses. The Company operates on a January 1 to December 31 fiscal year and did file a 10-KSB for the most recent fiscal year on March 30, 2000.

3.       Results of operations for the period from April 1, 2000 through June
         30, 2000

         For the quarterly period from April 1, 2000 through June 30, 2000, the Company generated net sales of approximately $-0-.

         The Company's gross profit on sales was approximately -0-% for the quarterly period from April 1, 2000 through June 30, 2000.

         The Company's overhead costs aggregated approximately $-0- for the quarterly period from April 1, 2000 through June 30, 2000.

4.       Liquidity and capital resources.

         The Company has retained the same liquidity of $600 from the Company's annual report as of December 31, 1999.

         The Company did not expend any funds from April 1, 2000 through June 30, 2000 because the Company's management funded all expenditures during this period.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $0 for the period from April 1, 2000 to June 30, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                              RESULTS OF OPERATIONS

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  27.1  Financial Data Schedule (for SEC use only)


        (b) The Company did not file a report on Form 8-K during the three months ended June 30, 2000.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Paddington Inc.
                                 (Registrant)



Date: July 31, 2000              By:  /s/ King-Kwok Yu
                                      -----------------------------------------
                                      Director, President, Treasurer, Secretary
                                      And Controller



                                 By:  /s/ Richard C. K. Wong
                                      -----------------------------------------
                                      Director and Vice-Chairman



                                 By:  /s/ Hardy K. C. Lok
                                      -----------------------------------------
                                      Director and Chairman of the Board