Form 10QSB
period 2000-09-30
SUPPLY CHAIN SERVICES INC
filed 2000-11-14
CIK 1086239

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:                September 30, 2000
                                                --------------------------------
 OR

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from                     to
                                         -------------    -------------------


    Commission File No.             0-26049
                            -----------------------

                           Supply Chain Services Inc.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                           59-2159951
---------------------------------                         ------------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification No.)


      8/F Guangdong Textile Centre, 22 Minden Avenue, Tsimshatsui, Kowloon,
       Hong Kong or c/o Registered Agents, Ltd., 1220 North Market Street,
                         Suite 606, Wilmington, DE 19801
      -------------------------------------------------------------------
                    (Address of principal executive offices)


                        (852) 2366-8312 or (302) 421-5750
                    -----------------------------------------
                           (Issuer's telephone number)


                                         Paddington Inc.
        Suite E, 15/F, Ho Lee Commercial Building, 40 D'Aguilar Street,
               Central, Hong Kong or c/o Registered Agents, Ltd.,
           1220 North Market Street, Suite 606, Wilmington, DE 19801
     -----------------------------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report.)

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

                       Yes        X         No
                              ---------           ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

      Common Stock outstanding at September 30, 2000: 33,333,333 shares of
                                $.0001 par value

          Transitional Small Business Disclosure Format (check one).

Yes                                                                 No     X
     -------------                                                    ----------


                           SUPPLY CHAIN SERVICES INC.
                       [Formerly known as Paddington Inc.]

                                      INDEX

PART I FINANCIAL INFORMATION

Item I  Consolidated Condensed Balance Sheets as of
             December 31, 1999 (audited) and as of
             September 30, 2000 (unaudited)                                    2

             Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 1999 and 2000

             Unaudited Consolidated Condensed Statements of
             Cash Flows for the three and nine months ended
             September 30, 1999 and 2000                                       4

             Notes to Consolidated Condensed Financial Statements              6

Item 2 Management's Discussion and Analysis                                   16

PART II OTHER INFORMATION

 Item 1  Legal Proceedings

 Item 2  Changes in Securities

 Item 3  Defaults upon Senior Securities

 Item 4  Submission of Matters to a vote of Security Holders

 Item 5  Other Information

 Item 6  Exhibits and Reports on Form 8-K

 Signature page

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS


                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   -------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
               DECEMBER 31, 1999 (AUDITED) AND SEPTEMBER 30, 2000
            (UNAUDITED) (Amounts expressed in United States Dollars)
         --------------------------------------------------------------

                                                               December 31,          September 30,
                                                                  1999                   2000
                                                               ------------          -------------
                                                                                      (Unaudited)
                                                                       $                      $
    ASSETS
    Current assets:
    Cash and bank deposits                                        55,099                     --
    Accounts receivable                                           35,563                 58,774
    Other receivable and prepayments                              25,985                 19,953
    Deposits                                                       7,247                 13,438
    Inventories                                                       --                     --
                                                                 -------               --------
                                                                 123,894                 92,165
    Total current assets
    Furniture, fixtures, equipment
      and capital lease, net                                      64,951                 44,975
    Deferred expenses, net                                        59,375                 58,812
    Deferred taxation                                                 --                 12,852
                                                                 -------               --------

    Total assets                                                 248,220                208,804
                                                                 =======               ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
    Deficit cash balance                                              --                 11,073
    Capital lease obligations, current portion                    16,129                 16,129
    Accounts payable                                                  --                 40,941
    Other payable and accrued liabilities                         31,661                 21,514
    Deposits from customers                                        3,029                 17,786
    Due to a shareholder                                          20,143                 62,945
    Provision for taxation                                        13,123                 13,123
                                                                 -------               --------
                                                                  84,085                183,511
    Total current liabilities
    Capital lease obligations, non-current portion                48,387                 36,290
    Deferred taxation                                              8,984                     --
                                                                 -------               --------

    Total liabilities                                            141,456                219,801
                                                                 -------               --------

    Shareholders' equity:
    Share capital                                                  3,333                  3,333
    Retained earnings (deficit)                                  103,431                (14,330)
                                                                 -------               --------

    Total shareholders' equity                                   106,764                (10,997)
                                                                 -------               --------

    Total liabilities and shareholders' equity                   248,220                208,804
                                                                 =======               ========

The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   -------------------------------------------
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            ---------------------------------------------------------
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                  (Amounts expressed in United States Dollars)
         ---------------------------------------------------------------

                                  Three Months ended September 30      Nine Months ended September 30
                                 ---------------------------------     -------------------------------
                                    1999                  2000            1999                2000
                                 -----------           -----------     -----------         -----------
                                           $                     $               $                   $
Sales and services                   534,752               317,872         534,752             435,236
Cost of sales and services          (471,757)             (253,041)       (471,757)           (351,722)
                                 -----------           -----------     -----------         -----------

Gross profit                          62,995                64,831          62,995              83,514
Commission income                      5,415                 3,372           5,415               6,217
Retainer fee                          64,585                 9,000          64,585              25,000
                                 -----------           -----------     -----------         -----------
                                     132,995                77,203         132,995             114,731

Selling, General and
  Administrative expenses            (75,473)              (62,160)       (108,952)           (205,373)
Depreciation and amortization        (10,689)              (16,751)        (20,262)            (46,052)
                                 -----------           -----------     -----------         -----------

Operating income (loss)               46,833                (1,708)          3,781            (136,694)
Other income                              --                    --              --                   1
Interest expenses                       (310)                 (968)           (953)             (2,904)
                                 -----------           -----------     -----------         -----------

Income (loss) before income
  taxes                               46,523                (2,676)          2,828            (139,597)
Income taxes                              --                    --           2,169              21,836
                                 -----------           -----------     -----------         -----------

Net income (loss)                     46,523                (2,676)          4,997            (117,761)
                                 ===========           ===========     ===========         ===========

Earnings (Loss) per common
  shares                             0.00140              (0.00008)       0.000150            (0.00353)
                                 ===========           ===========     ===========         ===========

Weighted average number
  of common shares
  outstanding                     33,333,333            33,333,333      33,333,333          33,333,333
                                 ===========           ===========     ===========         ===========


The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   -------------------------------------------
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                  (Amounts expressed in United States Dollars)
                ------------------------------------------------

                                                  Nine Months ended
                                                     September 30
                                           --------------------------------
                                             1999                    2000
                                           --------                --------
                                                  $                       $
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income (loss)                             4,997                (117,761)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Depreciation and amortization                20,262                  46,052
Income tax provision                         (2,169)                (21,836)
Decrease/(Increase) in operating assets:
Accounts receivable                        (330,213)                (23,211)
Other receivable and prepayments            (25,160)                  6,032
Deposits                                   (331,848)                 (6,191)
Inventories                                      --                      --
Increase/(Decrease) in operating
  liabilities:
Accounts payable                            311,418                  40,941
Other payable and accrued liabilities        46,603                 (10,147)
Deposits from customers                     419,981                  14,757
Due to a shareholder                          1,075                  42,802
                                           --------                --------

Net cash provided by operating
   activities                               114,946                 (28,562)
                                           --------                --------

CASH FLOWS FROM INVESTING
  ACTIVITIES
Purchases of furniture, fixtures and
  equipment                                 (16,983)                 (1,513)
Deferred expenses                           (52,250)                (24,000)
                                           --------                --------

Net cash used in investing activities       (69,233)                (25,513)
                                           --------                --------

The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   -------------------------------------------
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                  (Amounts expressed in United States Dollars)

                                                     Nine Months ended
                                                        September 30
                                                 --------------------------
                                                    1999              2000
                                                       $                 $
CASH FLOWS FROM FINANCING
  ACTIVITIES
Repayment of capital element of
  capital lease obligations                       (3,601)          (12,097)
                                                 -------           -------

Net cash used in financing activities             (3,601)          (12,097)
                                                 -------           -------

Net increase (decrease) in cash
  and bank deposits                               42,112           (66,172)

Cash and bank deposits as of
  beginning of year/period                        25,031            55,099
                                                 -------           -------

Cash and bank deposits (deficits) as of
  end of year/period                              67,143           (11,073)
                                                 =======           =======

The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
              ----------------------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    (Amounts expressed in United States Dollars unless otherwise indicated)
            ---------------------------------------------------------

 (Information as of September 30, 2000 and for the three months and nine months ended September 30, 2000, respectively is unaudited)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Supply Chain Services Inc. (formerly Paddington Inc., the "Company") was incorporated in the State of Delaware, United States of America, on March 29, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. On August 28, 2000, the Company acquired 100% equity interest in Supply Chain Services Limited ("SCSL") and its wholly-owned subsidiary, Leader Industrial Group Limited ("LIGL"), in a transaction which is described below in this Note. With effect from August 31, 2000, the Company changed its name from Paddington Inc. to Supply Chain Services Inc., the present one.

         During the period from March 29, 1999 (date of incorporation) to August 28, 2000 (date of acquisition of SCSL and its wholly-owned subsidiary, LIGL by the Company), the Company's sole asset was cash on hand in the amount of $600 and the Company was considered as a development stage enterprise.

         Acquisition of SCSL and its wholly-owned subsidiary LIGL

         On August 28, 2000, the Company consummated a stock-for-stock merger transaction whereby the Company acquired, for an aggregate price of $2,733.33, 10,000 shares of common stock, par value HK$1 each, representing all of the issued and outstanding shares of SCSL in exchange for the issuance by the Company of 27,333,333 shares of its common stock to Gi-Tech Developments Limited ("Gi-Tech") and Miss Pauline Wai Man Chu ("the SCSL shareholders"), and a designee of Gi-Tech pursuant to the Share Exchange Agreement signed on the same date by and amongst the Company, SCSL and the SCSL shareholders. Gi-Tech is a company incorporated in the British Virgin Islands and Mr. Thomas Yan Chuen Chu ("Mr. Chu") is the beneficial owner of all of its issued and outstanding common stock, and as such is the beneficial owner of all 25,299,999 shares of the Company now owned by Gi-Tech. In connection with the transaction, Gi-Tech designated Mr. Tze Tat Fung to receive 666,667 shares of common stock of the Company. Miss Pauline Wai Man Chu received 1,366,667 shares of the Company in connection with the transaction.

         LIGL was incorporated in Hong Kong on September 10, 1997 and commenced business mainly in the trading of toys in April 1998. All the then issued and outstanding common shares of LIGL were owned by Gi-Tech which was 100% beneficially owned by Mr. Chu.

         On March 12, 1999, SCSL was incorporated in Hong Kong. 95% of the issued and outstanding common shares of SCSL were owned by Gi-Tech and were therefore beneficially owned by Mr. Chu. 5% of the issued and outstanding common shares of SCSL were owned by Miss Pauline Wai Man Chu. SCSL commenced business as a supply chain management services provider in April 1999. In April 1999, SCSL acquired the entire issued and outstanding common shares of LIGL. After the acquisition, Gi-Tech, which remained to be 100% beneficially owned by Mr. Chu, owned directly 95% of the issued and outstanding common shares of SCSL and Miss Pauline Wai Man Chu became a 5% beneficial shareholder of SCSL.

         The headquarters of SCSL is situated in Hong Kong and it also maintains representative offices in the People's Republic of China ("PRC") and Taiwan.

2.       BASIS OF PRESENTATION

         The acquisition of SCSL and its wholly-owned subsidiary, LIGL, by the Company on August 28, 2000 has been treated as a reverse acquisition since SCSL is the continuing entity in substance as a result of the stock-for-stock merger transaction as described above in Note 1 to the accompanying financial statements. On this basis, the historical financial statements prior to August 28, 2000 represent the consolidated condensed financial statements of SCSL and LIGL.

         The historical shareholders' equity accounts of the Company as of December 31, 1999 has been retroactively restated to reflect the issuance of 27,333,333 shares of common stock of par value $0.0001 each in connection with the acquisition.


3.       SUBSIDIARIES

         Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of September 30, 2000 were as follows:

                                                    Percentage of
                                   Place of         equity interest
Name                               Incorporation    Held               Principal activities
-------------------------------    -------------    ---------------    -------------------------
Supply Chain Services Limited      Hong Kong        100%               Provision of supply chain
                                                                       management
                                                                       Services

Leader Industrial Group Limited    Hong Kong        100%               Toy trading

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances within the Group have been eliminated on consolidation.

         Inventories

         Inventories are stated at the lower of cost, on a first-in first-out basis, and market value.

         Furniture, Fixtures, Equipment and Capital Leases

         Furniture, fixtures, equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets from three to five years. All ordinary repair and maintenance costs are expensed as incurred.

         Deferred Expenses

         Advertising subsidies granted to customers for the promotion of the Group's products are capitalized as deferred expenses and are amortized on the straight-line method by reference to the period over which the related products are expected to be marketed but not exceeding three years.

         Revenue Recognition

         Sales are recognized upon delivery of goods and passage of title to customers.

         Deposits or advanced payments from customers prior to delivery of goods and passage of title of goods are recorded as deposits from customers.

         Service income is recognized when the related services are rendered.

         Income Taxes

         The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

         Operating Leases

         Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

         Foreign Currency Translation

         Transactions in foreign currencies are recorded at the applicable exchange rates ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable exchange rates ruing at that date. Exchange differences are included in the results of operations.

         The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments.

         Earnings (Loss) per Common Share

         Earning (Loss) per common share is computed in accordance with Statement of Financial Accounting Standards No.128 by dividing net income (loss) for each year/period by the weighted average number of shares of common stock outstanding during the years/periods, as if the common stock issued for the acquisition of SCSL and LIGL (see Note 1). The weighted average number of shares used to compute earnings (loss) per common share is 33,333,333 for each year/period.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that would affect certain reported amounts and disclosures. Accordingly, actual financial results of the Group could differ materially from the estimates provided by the Company.


5.       DEPOSITS

                                  December 31, 1999      September 30, 2000
                                  -----------------      ------------------
                                                            (unaudited)
                                               $                      $
Deposits comprised:

Deposits to suppliers                        304                  6,495
Rental and utility deposits                6,943                  6,943
                                  -----------------      ------------------

                                           7,247                 13,438
                                  =================      ==================

6.       INVENTORIES

                                  December 31, 1999       September 30, 2000
                                  -----------------       ------------------
                                                             (unaudited)
                                               $                       $
        Inventories comprised:

        Finished goods                         -                       -
                                  =================       ==================

7.       FURNITURE, FIXTURES, EQUIPMENT AND CAPITAL LEASE

         Furniture, fixtures, equipment and capital lease comprised:

                                              December 31, 1999    September 30, 2000
                                              -----------------    ------------------
                                                                       (unaudited)
                                                         $                      $
Furniture, fixtures and equipment:
Furniture and fixtures                               1,885                  2,797
Office equipment                                    14,023                 14,624
Leasehold improvements                               4,104                  4,104

Capital lease:
Motor vehicle                                       73,935                 73,935
                                              --------------          --------------

Total cost                                          93,947                 95,460

Less: Accumulated depreciation
      Furniture, fixtures and
        Equipment                                   (4,351)                (7,356)
      Capital lease                                (24,645)               (43,129)
                                              --------------          --------------

Furniture, fixtures, equipment and
  capital lease, net                                64,951                 44,975
                                              ==============          ==============

8.       DEFERRED EXPENSES

                                  December 31, 1999      September 30, 2000
                                  -----------------      ------------------
                                                             (Unaudited)
                                            $                          $
Advertising subsidies, cost            90,250                    114,250
Less: Accumulated amortization        (30,875)                   (55,438)
                                  --------------            ---------------
Deferred expenses, net                 59,375                     58,812
                                  ==============            ===============

9.       CAPITAL LEASE OBLIGATIONS

         Future minimum lease payments under capital lease, together with the present value of the minimum lease payments, are as follows:

                                               December 31,     September 30,
                                                   1999              2000
                                               ------------     -------------
                                                                 (Unaudited)
                                                        $                  $
Payable:
Within one year                                    20,000             20,000
In the second year                                 20,000             20,000
In the third to fourth years (inclusive)           40,002             25,324
                                               ------------     -------------

                                                   80,002             65,324
Less: Imputed interest                            (15,486)           (12,905)
                                               ------------     -------------

Present value of minimum lease payments            64,516             52,419
Less: Current portion                             (16,129)           (16,129)
                                               ------------     -------------

Non-current portion                                48,387             36,290
                                               ============     =============

10.      INCOME TAXES

         The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company did not commence any business operations up to and until August 31, 2000 and is therefore not subject to any income taxes. The Hong Kong subsidiaries are subject, however, to Hong Kong profits tax at a rate of 16%.

         Income tax credit (charge) comprised:

                            Three Months ended September 30        Nine Months ended September 30
                          ------------------------------------  ------------------------------------
                                1999                2000               1999               2000
                          -----------------  -----------------  -----------------  -----------------
                                   $                   $                  $                  $
Hong Kong profits tax:
Current                            -                   -               (317)                 -
Deferred                           -                   -              2,486             21,836
                          -----------------  -----------------  -----------------  -----------------

                                   -                   -              2,169             21,836
                          =================  =================  =================  =================

         Components of deferred tax assets (liabilities) are as follows:

                                         December 31, 1999   September 30, 2000
                                         -----------------   ------------------
                                                              (Unaudited)
                                                    $                  $
Cumulative tax losses                           2,234             23,609
Accumulated differences between
  taxation allowances and
  depreciation/amortization
  expenses of:
  Furniture, fixtures and equipment            (1,718)            (1,347)
  Deferred expenses                            (9,500)            (9,410)
                                         --------------      --------------

                                               (8,984)            12,852
                                         ==============      ==============

         The tax loss carry forwards have no expiration date.

11.      SHARE CAPITAL

         Preferred stock

         The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 each, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

         Common stock

         The Company is authorized to issue 120,000,000 shares of common stock with a par value of $0.0001 each. During the period from March 29, 1999 (date of incorporation) to September 3, 2000, the Company had 6,000,000 shares of issued and outstanding common stock. On September 4, 2000, the Company issued 27,333,333 shares of common stock of par value $0.0001 each to the SCSL shareholders and a designee of one of the SCSL shareholders in connection with its acquisition of SCSL as described in Notes 1 and 2 to the accompanying financial statements.


12.      OPERATING LEASE COMMITMENTS

         The Group has an operating lease agreement for office premises which extends through May 2001.

         Future minimum rental payments under the non-cancellable operating lease are as follows:

                           December 31, 1999    September 30, 2000
                           -----------------    ------------------
                                                   (unaudited)
                                     $                    $
Payable:
Within one year                 35,226               14,678
In the second year               5,871                    -
                           -----------------     ----------------

                                41,097               14,678
                           =================     ================

13.      RELATED PARTY TRANSACTIONS

         Details of the amount due to a shareholder of the Company are as follows:

                                   December 31, 1999   September 30, 2000
                                   -----------------   ------------------
                                                          (unaudited)
                                             $                     $
Gi-Tech Developments Limited            20,143                62,945
                                   =================   ==================

         The amount due is unsecured, non-interest bearing and without pre-determined repayment terms.

14.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest and income taxes comprised:

                        Nine Months ended September 30
                        ------------------------------
                             1999               2000
                        -------------   --------------
                                $                 $
Interest                      953             2,904
                        =============   ==============

Income taxes                    -                 -
                        =============   ==============

         Supplemental disclosure of investing activities:

         During the year ended December 31, 1999, the Group entered into capital lease arrangements to purchase a motor vehicle with a capital value of $64,516. (Period ended September 30, 2000: Nil)


15.      OTHER SUPPLEMENTAL INFORMATION

         The following items were included in the consolidated condensed statements of operations:

                                   Three Months ended September 30   Nine Months ended September 30
                                   -------------------------------   ------------------------------
                                        1999           2000              1999             2000
                                     ----------     ----------        ----------     ------------
                                            $              $                  $                $
Amortization of deferred                7,521          9,521             13,854           24,563
  expenses
Depreciation of furniture,
  fixture and equipment
  - owned assets                        1,664          1,069              1,896            3,005
  - assets held under capital
     lease                              1,504          6,161              4,512           18,484
Interest expenses for capital
  lease obligations                       309            968                953            2,904
Operating lease rentals for
  premises, net of sub-rental
  income                                3,409          4,403              3,409           13,210
Net foreign exchange loss (gain)         (173)          (874)              (147)          (1,386)
Repairs and maintenance                   143            264                143              458

16. SEGMENTAL ANALYSIS

Major Customers

        Details of individual customers accounting for more than 5% of the Group's sales and services are as follows:

                                          Three Months ended September 30        Nine Months ended September 30
                                        -------------------------------------   ----------------------------------
                                                 1999               2000                1999             2000
                                        -------------------  ----------------   ----------------  ----------------
Sears, Roebuck & Co.                      23.6%               27.4%               23.6%               19.4%
Rumpus Corporation                        63.0%               57.1%               63.0%               51.6%
Plymouth Trading Co. Inc.                  6.8%               --                   6.8%                5.3%
Sports Manufacturers
  International Inc.                      --                  --                  --                   7.6%
North America Bear Co. Inc.               --                   6.2%               --                   5.4%


Major Suppliers

        Details of individual suppliers accounting for more than 5% of the Group's purchases and services are as follows:

                                       Three Months ended September 30        Nine Months ended September 30
                                     -------------------------------------   ----------------------------------
                                          1999               2000                1999             2000
                                     --------------      -----------------   --------------   -----------------
Pelagie Industrial Ltd                   65.6%               82.7%               65.6%               68.8%
Mutual Fit Company Limited               24.2%               --                  24.2%               --
Winch Printers Ltd                       --                   8.5%               --                   6.1%
Winfaith Shipping Ltd                    --                  --                  --                   9.1%
Zui Fat Industrial Ltd                   --                   8.6%               --                   6.2%

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Forward-Looking Statements

     The statements contained in this Report on Form 10-QSB that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) political and economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and
     (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

2. Organization and Principal Activities

     The Company was incorporated in the State of Delaware, United States of America, on March 29, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. On August 28, 2000, the Company acquired 100% equity interest in SCSL and its wholly-owned subsidiary, LIGL, in a transaction which is described below in this Note. With effect from August 31, 2000, the Company changed its name from Paddington Inc. to Supply Chain Services Inc, the present one.

     During the period from March 29, 1999 (date of incorporation) to August 28, 2000 (date of acquisition of SCSL and its wholly-owned subsidiary, LIGL by the Company), the Company's sole asset was cash on hand in the amount of $600 and the Company was considered as a development stage enterprise.

     Acquisition of SCSL and its wholly-owned subsidiary, LIGL

     On August 28, 2000, the Company consummated a stock-for-stock merger transaction whereby the Company acquired, for an aggregate price of $2,733.33, 10,000 shares of common stock, par value HK$1 each, representing all of the issued and outstanding shares of SCSL in exchange for the issuance by the Company of 27,333,333 shares of its common stock to Gi-Tech and Miss Pauline Wai Man Chu ("the SCSL shareholders"), and a designee of Gi-Tech pursuant to the Share Exchange Agreement signed on the same date by and amongst the Company, SCSL and the SCSL shareholders. Gi-Tech is a company incorporated in the British Virgin Islands and Mr. Thomas Yan Chuen Chu is the beneficial owner of all of its issued and outstanding common stock, and as such is the beneficial owner of all 25,299,999 shares of the Company now owned by Gi-Tech. In connection with the transaction, Gi-Tech designated Mr. Tze Tat Fung to receive 666,667 shares of common stock of the Company. Miss Pauline Wai Man Chu received 1,366,667 shares of the Company in connection with the transaction.

     LIGL was incorporated in Hong Kong on September 10, 1997 and commenced business mainly in the trading of toys in April 1998. All the then issued and outstanding common shares of LIGL were owned by Gi-Tech which was 100% beneficially owned by Mr. Thomas Yan Chuen Chu.

     On March 12, 1999, SCSL was incorporated in Hong Kong. 95% of the issued and outstanding common shares of SCSL were owned by Gi-Tech and were therefore beneficially owned by Mr. Thomas Yan Chuen Chu. 5% of the issued and outstanding common shares of SCSL were owned by Miss Pauline Wai Man Chu. SCSL commenced business as a supply chain management services provider in April 1999. In April 1999, SCSL acquired the entire issued and outstanding common shares of LIGL. After the acquisition, Gi-Tech, which remained to be 100% beneficially owned by Mr. Thomas Yan Chuen Chu, owned directly 95% of the issued and outstanding common shares of SCSL and Miss Pauline Wai Man Chu became a 5% beneficial shareholder of SCSL.

     The headquarters of SCSL is situated in Hong Kong and it maintains representative offices in the PRC and Taiwan.


3. Management of the Company

     From March 29, 1999 (date of incorporation of the Company) to September 4, 1999, the Company's Directors and Officers were Messr. Hardy Kung Chin Lok, Richard Che Keung Wong and King Kwok Yu. Mr. Hardy Kung Chin Lok was the Company's Director and Chairman of the Board. Mr. Richard Che Keung Wong was the Company's Director and Vice-Chairman of the Board. Mr. King Kwok Yu was the Company's Director, President, Treasurer, Secretary and Controller.

     In conjunction with the Company's acquisition of SCSL and its wholly-owned subsidiary, LIGL, on August 28, 2000, there were changes in the members constituting the Company's Board of Directors. On September 4, 2000, Messrs. King Kwok Yu and Richard Che Keung Wong resigned their position as

     Directors of the Company, and Mr. Thomas Yan Chuen Chu and Miss Pauline Wai Man Chu were appointed as Directors of the Company. On the same day, Mr. King Kwok Yu also resigned his position as President of the Company. Mr. King Kwok Yu remains to act as the Company's Treasurer, Secretary and Controller. Mr. Richard Che Keung Wong presently is the Vice President - Corporate Development of the Company. On September 4, 2000, Mr. Thomas Yan Chuen Chu was also appointed as President of the Company. Mr. Hardy Kung Chin Lok remains as a Director of the Company.

     Set forth below are summary descriptions containing the names of the past and present Directors and Officers of the Company, and the commercial and educational experience of each during at least the past five (5) years:

     RICHARD CHE KEUNG WONG received a Diploma in Youth and Community Services in 1971 from the Jordanhill College of Education, Glasgow, Scotland and a Bachelor of Arts in Economics from York University (Canada) in 1976. Mr. Wong received a Fellowship from the Institute of Canadian Bankers (F.I.C.B.) in 1980. From 1964 to 1974, Mr. Wong was an Assistant Community & Youth Officer with the Hong Kong Government Social Welfare Department, Group and Community Work Division. From 1976 to 1979, Mr. Wong was Officer-in-Training/Assistant Accountant with the Canadian Imperial Bank of Commerce. From 1979 to 1980, Mr. Wong was Administration Officer to Toronto Dominion (H.K.) Limited. From 1980 to 1984, Mr. Wong served as Vice President and General Manager of the Seattle-First National Bank, Hong Kong Branch. From 1984 to 1986, Mr. Wong was Vice President of BA-Asia Limited, a merchant banking subsidiary of Bank of America N.T. & S.A. From 1986 to 1989, Mr. Wong served as Vice President and Country Manager of Bank of America N.T. & S.A. From 1989 to 1990, Mr. Wong served as Regional Director
     (Asia) of Tyndall Bank International Plc. From 1990 to 1992, Mr. Wong was Finance Director to Tak Wing Investments (Holdings) Ltd. From 1992 to 1994, Mr. Wong was Director and Chief Operating Officer of Cathay International Holdings Plc. In 1994, Mr. Wong served as Director to Merrywise Company Limited. From 1994 to 1997, Mr. Wong served as Director and Chief Executive Officer of Faulding China Limited, HK and Chairman and Chief Executive Officer of Foshan Faulding Pharmaceutical Co. Ltd., P.R.C. From 1997 to the present, Mr. Wong has been a Director of Richard King & Company Limited. At present, Mr. Wong is also a Director of several property holding companies in Hong Kong and of a company listed on the Stock Exchange of Hong Kong Limited. During the past five years, Mr. Wong has also served as a Director to several other Hong Kong companies, all of which have not carried out any business activities in the last five years, and all of which remain inactive as of the date of filing of this Registration Statement.

     KING KWOK YU received a Bachelor of Arts in Economics from York University (Canada) in 1976, a Master of Arts in Economics from University of California, Santa Barbara in 1977 and a Masters in Business Administration in Accounting from Golden Gate University in San Francisco, California in 1979. Mr. Yu registered as a Certified Public Accountant with the Board of Accountancy of the State of California in 1982 and now holds an inactive Certified Public Accountant status. In 1984, Mr. Yu became an Associate Member of the Hong Kong Society of Accountants. From 1979 to 1984, Mr. Yu was Staff Auditor/Audit Supervisor to Oppenheim, Appel, Dixon & Co. (which included the practice of Robinson, Sain, Snyder & Reiss) in San Francisco and Los Angeles, California. From 1984 to 1987, Mr. Yu was Audit Supervisor/Assistant Audit Manager to the Hong Kong offices of Ernst & Whitney and Spicer & Oppenheim. From 1987 to 1988, Mr. Yu served as Group

     Financial Controller to Glynhill International Limited in Hong Kong. From 1988 to 1990, Mr. Yu was Group Chief Accountant to Polly Peck International (Hong Kong) Limited. In 1991, Mr. Yu was Director to PHINA Corporate Finance Services (Asia) Limited in Hong Kong. From 1992 to 1994, Mr. Yu was Group Finance Director to Cathay International Group based in Hong Kong. From 1992 to 1994, Mr. Yu also provided professional advisory services to Cathay International Group through D.M. Forant Inc., a company incorporated in the State of Delaware and to which Mr. Yu was the sole stockholder, director and officer. D.M. Forant Inc. did not render professional advisory services to any other entities, and has not carried out any activities since 1995. From 1994 to 1997, Mr. Yu served as Director and Chief Financial Officer to Pharmaceutical China Inc., British Virgin Islands, Faulding China Limited, Hong Kong, and Foshan Faulding Pharmaceutical Co. Ltd., P.R.C. From 1997 to 1998, Mr. Yu served as Executive Director to Richard King & Company Limited, of which he had been a Director since 1991. From February 1999 to April 1999, Mr. Yu has served as a Consultant and Associate Director to Hantec Asia Alliance Capital (China) Limited. In March 1999, Mr. Yu formed Paddington Inc. with Messrs. Richard Che Keung Wong and Hardy Kung Chin Lok. Paddington Inc. was a "blank check" company with common stock registered under the Securities Exchange Act of 1934. As defined in Section 7(b)(3) of the Securities Act of 1933, a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3a51-1 of the Securities Exchange Act of 1934. From March 1999 to September 2000, Mr. Yu served as a Director to Paddington Inc. Mr. Yu resigned as a Director to Paddington Inc. in September 2000 after Paddington Inc. effected a merger with Supply Chain Services Limited in August 2000. From March 1999 to present, Mr. Yu has been an Officer of Paddington Inc. serving as Treasurer, Secretary and Controller and as President from March 1999 to August 2000. Mr. Yu also serves as a Director to several other Hong Kong and US companies, all of which have not carried out any business activities in the last five years, and all of which remain inactive as of the date of filing of this Registration Statement.

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

     THOMAS YAN CHUEN CHU joined TCA (Hong Kong) Limited and TCA Group Inc. of Massachusetts, USA in 1984 as the President and Chief Executive Officer of the group. TCA (Hong Kong) Limited and TCA Group Inc. were principally involved in toy design, marketing and distribution in the U.S.A. and in the manufacturing of toys in China. In 1993, Mr. Chu became the President of High Progress Limited, a Hong Kong-based company engaged in the manufacturing, marketing and distribution of toys. From 1994 to 1996, Mr. Chu became Senior Vice President of Pam & Frank Industrial Limited, a company listed on the Stock Exchange of Hong Kong, with the responsibilities of overseeing China operations and supervising US operations, including warehousing, distribution and national sales and marketing. Pam & Frank Industrial Limited was a company engaged in the manufacturing and exporting of sporting goods. In May 1996, Mr. Chu became the Vice President of the Hong Kong operations of United States Consolidation Limited, a logistics service provider. In late 1997, Mr. Chu was named the Chief Financial Officer of United States Consolidation Limited, and in 1998, Mr. Chu became Executive Vice President of Asia. Mr. Chu was responsible for management of the Asian operations, encompassing trucking, warehousing, consolidation and other logistics activities. In September 2000, Mr. Chu joined Supply Chain Services Inc. as a Director and President. In October 2000, Mr. Chu joined Supply Chain Services Limited and Leader Industrial Group Limited as Managing Director on a full-time basis.

     PAULINE WAI MAN CHU graduated with a Bachelor of Arts Degree and Cum Laude Distinction in Economics from Wellesley College in Massachusetts in 1992. In July 1992, Ms. Chu joined the Hong Kong branch of Citibank N.A. as a Management

     Associate in the Treasury Department. In 1993, Ms. Chu was promoted to Assistant Manager in the Treasury Marketing Division where she provided advisory services on foreign exchange investments to high net-worth clients in Hong Kong, Singapore and Philippines. From December 1994 to June 1996, Ms. Chu was employed by the Hong Kong offices of Ernst & Young as Analyst in their Corporate Advisory Services Department. From June 1996 to June 1998, Ms. Chu joined the Hong Kong branch of Banco Santander as Associate of the Structured Finance Department. At Banco Santander, Ms. Chu participated in mergers & acquisitions, convertible bond issuance, project finance and syndication loans for companies in Taiwan, Hong Kong, Indonesia and China. During her employment with Banco Santander, Ms. Chu was transferred to the head office in Madrid, Spain for 6 months, where Ms. Chu acted as coordinator of Asian business and participated in direct investment projects in Latin America. In 1998, Ms. Chu joined Leader Industrial Group Limited as Business Development Manager, responsible for all day-to-day activities of its toy trading business. In March 1999, Ms. Chu became a shareholder and director of Supply Chain Services Limited upon its incorporation. In April 1999, Ms. Chu became General Manager of both Leader Industrial Group and Supply Chain Services Limited. Subsequent to the merger between Supply Chain Services Inc. (formerly Paddington Inc.) and Supply Chain Services Limited, Ms. Chu also became the Director of Supply Chain Services Inc. Ms. Chu is responsible for all day-to-day operations for the group, including merchandising, customer service and marketing.

4. Basis of Presentation

     As described above in Notes 1 and 2 to the Consolidated Condensed Financial Statements, the acquisition of SCSL and its wholly-owned subsidiary, LIGL, by the Company on August 28, 2000 has been treated as a reverse acquisition since SCSL is the continuing entity in substance as a result of the stock-for-stock merger transaction. Accordingly, the financial statements included in this Form 10-QSB and the discussion that follows relate to the business of SCSL and its wholly-owned subsidiary, LIGL. SCSL is a provider of supply chain management services and LIGL's principal activities are in toy trading.


5. Business Overview.

     Supply Chain Services Inc. is a holding company with its operations being carried out through its wholly-owned subsidiaries, SCSL and LIGL, both of which are companies incorporated in Hong Kong.

     Supply Chain Services Inc. believes it offers a "one-stop" solution to customers by providing Supply Chain Management services through working closely with manufacturers/suppliers, wholesalers, retailers as well as logistic services providers in order to implement each process in the supply chain, which involves sourcing of suppliers, product development, procurement, production and logistics planning and execution. All of the Company's operations, including sourcing, procurement, production and other supply chain related services, sales, marketing and other corporate activities are conducted through the Company's wholly-owned subsidiaries. The Company's executive and administrative headquarters are in Hong Kong and its representative offices are located in Shanghai, PRC and Taipei, Taiwan Republic of China. The Company also has a sales representation network covering specific regions in the United States with 7 sales representatives carrying out marketing activities on a commission basis.

     The Company believes that it has assembled a management team, which it believes is one of the few present in Hong Kong possessing full understanding of supply chain management practices. The management understands that timeliness of delivery, varieties of choices, quality standard of merchandises, communication capabilities and cost effectiveness are their customers' key concerns. The Company maintains a database of suppliers in a number of product categories, provides useful reporting to clients on regular basis and endeavors to execute each supply chain process in a systematic manner. Furthermore, the Company is in the process of developing its own proprietary supply chain software based on the management's experience in manufacturing in Asia and its exposure to marketing in North America. With its own proprietary supply chain software, the Company believes that it offers extensive information flow and enhances process control to its clients. By working to expand its supplier/manufacturing resources, offering competitive prices, broadening its network of business alliance partners and developing an internet-based supply chain software, the Company believes that its services can help its customers enhance efficiency and achieve cost effectiveness.

     The Company currently has approximately 10 customers consisting primarily of US- based retail stores/chains, trading companies, distributors and product development companies, including Sears Roebuck & Co., Rumpus Corporation, North American Bear Company and Plymouth Trading Inc. Though the management team has experience in a number of product categories, they are currently focusing their efforts on working with companies in developing and manufacturing toys, cut & sew products (luggage sets and stuffed toys), trim-a-tree decorations and ornaments as well as home improvement hardware manufactured in Asia, particularly in the PRC. Management believes its experience in the manufacturing environment of these products and extensive knowledge in the logistics infrastructure in China enable them to fulfill their customers' orders effectively, efficiently and economically. With what they believe is sound strategy, extensive experience and strong technological support, the current management team believes the Company is positioned to become a serious competitor in the supply chain management industry in Hong Kong.

6. Results of operations for the three months ended September 30, 1999 as compared to the results of operations for the three months ended September 30, 2000

     The following discussion sets forth information for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

     Sales and Services

     The Company's sales and services for the three months ended September 30, 2000 were $317,872, as compared to $534,752 for the three months ended September 30, 1999. The decrease in sales and services was mainly due to some special orders received in 1999 which were non-recurring in 2000.

     Gross Profit

     Gross profit for the three months ended September 30, 2000 was $64,831, as compared to $62,995 for the three months ended September 30, 1999. The increase in gross profit was a result of improvements on the gross profit margin in 2000.

     Commission Income

     Commission income for the three months ended September 30, 2000 was $3,372, as compared to $5,415 for the three months ended September 30, 1999. The decrease in commission income was due to the decrease in sales and services.

     Retainer Fee

     Retainer fee for the three months ended September 30, 2000 was $9,000 as compared to $64,585 for the three months ended September 30, 1999. The decrease was a result of re-negotiations with customers for higher commissions instead of charging a retainer fee.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended September 30, 2000 was $62,160, as compared to $75,473 for the three months ended September 30, 1999. The decrease in selling, general and administrative expenses was primarily due to slow down in selling and marketing activities in the three months end September 30, 2000.

     Depreciation and Amortization

     Depreciation and amortization for the three months ended September 30, 2000 was $16,751, as compared to $10,689 for the three months ended September 30, 1999. The increase in depreciation and amortization was due to the purchase of a motor vehicle with a capital value of $64,516.

     Operating Income (Loss)

     Operating loss for the three months ended September 30, 2000 was $1,708, as compared to an operating profit of $46,833 for the three months ended September 30, 1999. The operating loss arose from the decrease in sales and services and commission income.

     Interest Expense

     Interest expense for the three months ended September 30, 2000 was $968, as compared to $310 for the three months ended September 30, 1999. The increase in interest expenses was a result of the capital lease arrangements to purchase a motor vehicle with a capital value of $64,516.

     Income (Loss) before Income Taxes

     Loss before income taxes for the three months ended September 30, 2000 was $2,676, as compared to income before income taxes of $46,523 for the three months ended September 30, 1999. The loss was primarily attributable to the decrease in sales and services and commission income.

     Income Taxes

     Income taxes were insignificant and were not provided for the three months ended September 30, 2000 and for the three months ended September 30, 1999.

     Net Income (Loss)

     Net loss for the three months ended September 30, 2000 was $2,676, as compared to net income of $46,523 for the three months ended September 30, 1999. The net loss was mainly a result of decrease in sales and services and commission income.


7. Results of operations for the nine months ended September 30, 1999 as compared to the results of operations for the nine months ended September 30, 2000

     The following discussion sets forth information for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

     Sales and Services

     The Company's sales and services for the nine months ended September 30, 2000 were $435,236, as compared to $534,752 for the nine months ended September 30, 1999. The decrease in sales and services was mainly due to some special orders received in 1999 which were non-recurring in 2000.

     Gross Profit

     Gross profit for the nine months ended September 30, 2000 was $83,514, as compared to $62,995 for the nine months ended September 30, 1999. The increase in gross profit was a result of improvements on the gross profit margin in 2000.

     Commission Income

     Commission income for the nine months ended September 30, 2000 was $6,217, as compared to $5,415 for the nine months ended September 30, 1999. The decrease in commission income was due to the decrease in sales and services.

     Retainer Fee

     Retainer fee for the nine months ended September 30, 2000 was $25,000 as compared to $64,585 for the nine months ended September 30, 1999. The decrease was a result of re-negotiations with customers for higher commissions instead of charging a retainer fee.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine months ended September 30, 2000 was $205,373, as compared to $108,952 for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses was primarily due to increase in the Company's marketing activities to build up business for 2001.

     Depreciation and Amortization

     Depreciation and amortization for the nine months ended September 30, 2000 was $46,052, as compared to $20,262 for the nine months ended September 30, 1999. The increase in depreciation and amortization was due to the purchase of a motor vehicle with a capital value of $64,516.

     Operating Income (Loss)

     Operating loss for the nine months ended September 30, 2000 was $136,694, as compared to an operating profit of $3,781 for the nine months ended September 30, 1999. The operating loss arises from the decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Interest Expense

     Interest expense for the nine months ended September 30, 2000 was $2,904, as compared to $953 for the nine months ended September 30, 1999. The increase in interest expenses was a result of the capital lease arrangements to purchase a motor vehicle with a capital value of $64,516.

     Income (Loss) before Income Taxes

     Loss before income taxes for the nine months ended September 30, 2000 was $139,597, as compared to income before income taxes of $2,828 for the nine months ended September 30, 1999. The loss was primarily a result of decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Income Taxes

     Income tax credit for the nine months ended September 30, 2000 was $21,836, as compared to income tax credit of $2,169 for nine months ended September 30, 1999. The increase in income tax credit was due to the occurrence of a loss before income taxes for the nine months ended September 30, 2000.

     Net Income (Loss)

     Net loss for the nine months ended September 30, 2000 was $117,761, as compared to net income of $4,997 for the nine months ended September 30, 1999. The loss was mainly attributable to decrease in sales and services and commission income and increase in selling, general and administrative expenses.

8.   Liquidity and capital resources.

     The Company's net cash provided by operating activities was $114,946 for the nine months ended September 30, 1999, as compared to net cash applied to operating activities of $28,562 for the nine months ended September 30, 2000. This net outflow was primarily due to net loss arising from the reduction in sales revenues and increase in operating costs.

     The Company's cash balance was $67,143 for the nine months ended September 30, 1999, as compared to cash deficit of $11,073 for the nine months ended September 30, 2000. This deficit was mainly due to increase in financing activities arising from the capital lease obligations associated with the purchase of a motor vehicle.

     Management believes that current cash flows are insufficient to meet the present growth strategies and related working capital and capital expenditure requirements. Management currently anticipates the need to raise additional capital. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If the Company is unable to raise additional capital in the future, the Company may be required to curtail its operations significantly. Raising additional equity capital would have a dilutive effect on the existing shareholders.

     The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

     Foreign Exchange

     All of the Company's sales are denominated either in U.S. Dollars or Hong Kong Dollars. The largest portion of the Company's expenses are denominated in Hong Kong Dollars, followed by Renminbi (the official currency of the PRC). The Company is subject to a variety of risks associated with changes among the relative values of the U.S. Dollar, the Hong Kong Dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Since 1983, the Hong Kong government has maintained a policy of linking the U.S. Dollar and the Hong Kong Dollar at an exchange rate of approximately HK$7.75 to US$1.00. There can be no assurance that such link will be continued, although the Company is not aware of any intention of the Hong Kong government to abandon such link. The PRC government sets the exchange rate between the Renminbi and all other currencies. Over the last five years, the Renminbi has experienced significant devaluation against most major currencies. If the value of the Renminbi or the Hong Kong Dollar decreases relative to the US Dollar, such fluctuations may have a positive effect on the Company's results of Renminbi relative to the U.S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     At its Special Meeting of the Stockholders held on August 23, 2000 (the "Meeting"), the following matters were submitted for voting by the Company's stockholders and were unanimously adopted during the Meeting:


          (a) Approval of a Reverse Merger between the Company and Supply Chain Services Limited (the "Reverse Merger");

          (b) Grant of approval and authorization to the Company's Directors to issue new shares of Common Stock of the Company in connection with the Reverse Merger;

          (c) Appointment of Mr. Thomas Chu Yan Chuen and Ms. Pauline Chu Wai Man, both Directors of Supply Chain Services Limited, as Directors of the Company immediately after the execution of the Share Exchange Agreement for the Reverse Merger;

          (d) Grant of approval on the change of the name of the Company from Paddington Inc. to a new company name as designated by the Board of Directors immediate after the execution of the Share Exchange Agreement for the Reverse Merger;

          (e) Removal of Arthur Andersen & Co as Auditors and appointment of Areson & Company as Auditors immediate after the execution of the Merger Agreement for The Reverse Merger; and

          (f) Grant of approval and authorization to the Company's Directors to issue, at their discretion, up to 20 million authorized but as-yet unissued shares of Common Stock of the Company in addition to those to be issued in connection with the Reverse Merger.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

a)
         Exhibits


         Exhibit 2.1 Share Exchange Agreement dated August 28, 2000, between Registrant, Supply Chain Services Limited, Gi-Tech Developments Limited and Miss Pauline Wai Man Chu, incorporated by reference to Registrant's Form 8-K report filed on September 11, 2000 as amended by the Registrant's Form 8-K/A report filed on November 9, 2000.

b)
         Reports on Form 8-K




         The Registrant filed a Form 8-K report on September 11, 2000, as amended by the Registrant's Form 8-K/A report on November 9, 2000, both of which are incorporated by reference herein. The Registrant reported on the following
Items:


Item 1            Changes in Control of Registrant


Item 2            Acquisition or Disposition of Assets


Item 4            Changes in Registrant's Certifying Accountant


Item 5            Other Events


Item 6            Resignations and Appointment of Registrant's Directors and
                  Officers


Item 7 Financial Statements, Pro Forma Financial Information and Exhibits (filed after current quarter with Form 8-K/A on November 11, 2000)

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Supply Chain Services Inc.(Registrant)

   Date: November 14, 2000              By:  /s/ Thomas Yan Chuen Chu
                                             ----------------------------------
                                              Director, Chairman of the Board
                                              and President

                                INDEX TO EXHIBITS


Exhibit 2.1 Share Exchange Agreement dated August 28, 2000, between Registrant, Supply Chain Services Limited, Gi-Tech Developments Limited and Miss Pauline Wai Man Chu, incorporated by reference to Registrant's Form 8-K report filed on September 11, 2000 as amended by the Registrant's Form 8-K/A report filed on November 9, 2000.

Exhibit 3 Articles of Incorporation and By-Laws of the Registrant, incorporated by reference to the Registrant's Form 10-SB filing on May 12, 1999, as amended by the Registrant's Form 10-SB/A filed on June 1, 1999.


Exhibit 27.1      FINANCIAL DATA SCHEDULE