Form 10KSB40
period 2000-12-31
SUPPLY CHAIN SERVICES INC
filed 2001-03-30
CIK 1086239

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                 to
                               ---------------    ---------------


                         Commission file number 0-26049

                           SUPPLY CHAIN SERVICES INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      Delaware                           52-2159951
           -------------------------------         ---------------------
           (State or Other Jurisdiction of            (I.R.S. Employer
           Incorporation or Organization)          Identification Number)

         8/F, Guangdong Textile Centre, 22 Minden Avenue, Tsimshatsui,
                               Kowloon, Hong Kong
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)

                               011 (852) 2523-5522
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes     X       No
   -----------    -----------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $628,201

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,283,333 shares of common stock are issued and outstanding as of March 30, 2001

Transitional Small Business Disclosure Format

Yes            No     X
   ----------    -----------

================================================================================

                                TABLE OF CONTENTS

PART I

ITEM 1.    DESCRIPTION OF THE BUSINESS                                                               1
ITEM 2.    DESCRIPTION OF PROPERTY                                                                  14
ITEM 3.    LEGAL PROCEEDINGS                                                                        16
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      16

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                 17
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                19
ITEM 7.    FINANCIAL STATEMENTS                                                                     22
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE     22
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS                             23
ITEM 10.   EXECUTIVE COMPENSATION                                                                   25
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           27
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           27
ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K                                                   29

PART I


ITEM 1. DESCRIPTION OF THE BUSINESS.

     A CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES AND REFLECT OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES. YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS INCLUDING, WITHOUT LIMITATION, "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "ESTIMATE" AND "CONTINUE" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO OUR DIRECTORS AND OFFICERS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES IN 2001 AND BEYOND TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

     We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or which we cannot control. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except required by federal securities laws, the directors and officers undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, changed circumstances or any other reason after the date of this annual report.

1A.  GENERAL

     INTRODUCTION

     We are a Delaware-incorporated holding company with operations, including sourcing, procurement, production and other supply chain related services, sales, marketing and other corporate activities, being carried out through two wholly-owned subsidiaries, Supply Chain Services Limited ("SCSL") and Leader Industrial Group Limited ("LIGL"), both incorporated and headquarted in Hong Kong. One of those subsidiaries, SCSL, has representative offices in Shanghai and Shenzhen, PRC and Taipei, Taiwan, Republic of China, and has sales representatives carrying out marketing activities covering specific regions in the United States on a commission basis. SCSL also has entered into a service agreement with Tibet Jin Sheng Company Limited for the operation of all the fundamental day-to-day business activities within the southern part of the PRC. Our subsidiary SCSL is responsible for providing technical support and supervising the performance of activities in the PRC.

     We believe that many U.S. companies import goods and merchandises from Asia because Asian manufacturers offer competitive prices with acceptable quality standards. Some of these companies buy through trading houses whilst the others have local buying offices. Due to changes in consumers' demand for value and competitive pressure in the US retail industry, the Company estimates that some U.S. companies now offer merchandise with more variety, better prices and higher quality In order to achieve all these objectives simultaneously, the purchase, manufacturing & delivery functions (i.e. the supply chain) must be efficiently managed and coordinated. We believe that traditional trading houses and buying offices often fail to be effective managers/coordinators because of poor management skills, absence of applicable experience, and inadequate technology support. This leads, the Company believes, to a strong market demand for quality services providers, especially those equipped with advanced technology for communication purposes, to manage and coordinate an integrated supply chain.

     We believe we offer a "one-stop" solution to customers by providing supply chain management services through working closely with manufacturers/suppliers, wholesalers, retailers as well as logistic services providers in order to implement each part in the supply chain. All our operations, including sourcing, procurement, production and other supply chain related services, sales, marketing and other corporate activities are conducted through our wholly-owned subsidiaries.

     Our subsidiary SCSL's representative office in Shanghai is formed under an alliance partnership with Bonbridge Consultancy (China) Limited ("Bonbridge"). Under a verbal understanding, Bonbridge is responsible for sourcing, production follow-up, quality inspections and logistics activities in Shanghai and other adjoining provinces. In consideration of the provision of their services, Bonbridge is entitled to a commission fee, which varies from project to project, on the net invoice amount of shipments handled by Bonbridge on behalf of SCSL. SCSL is responsible for providing technical support and monitoring the overall performance of this alliance partnership.

     Our subsidiary SCSL's representative office in Taipei is also formed under an alliance partnership with Maxim (Taiwan) Company Limited ("Maxim"). Under a verbal understanding, Maxim is responsible for sourcing, production follow-up and quality inspections in Taiwan. In consideration of the provision of their services, Maxim is entitled to a commission fee, which varies from project to project, on the net invoice amount of shipments handled by Maxim on behalf of SCSL.

     The U.S. office based in San Antonio is also a representative office for our subsidiary SCSL. At this present stage, SCSL is sharing the office facilities of our service agent, Merchandise Management Services, for a minimal fee. SCSL also has 7 sales representatives carrying out marketing activities covering specific regions in the US on a commission basis.

     We believe our management team understands that timeliness of delivery, varieties of choices, quality standard of merchandises, communication capabilities and cost effectiveness are their customers' key concerns. We maintain a database of suppliers in a number of various product categories. We believe we provide useful services and information to clients and endeavor to execute the physical material, information and financial flows of each supply chain process in a systematic manner. We are also developing our own proprietary supply chain software based on management's experience in manufacturing and logistics industries in Asia and exposure to marketing in North America. With our own proprietary supply chain software, we believe that we will be able to offer extensive information flow and enhance process control for our clients. By working to expand our supplier/manufacturing resources, offering competitive prices, broadening over business alliance partners network and developing an internet-based supply chain software, we believe that our services can help our customers increase efficiency and achieve cost effectiveness.

     Our customers total 10 currently and consist primarily of US-based retail companies, trading companies, distributors and product development companies, including Sears Roebuck & Co., Rumpus Corporation, North American Bear Company and Focus Group Inc. Though our management has experience in a number of product categories, it is currently focusing its efforts on working with companies in supply chain services for toys, cut & sew products (luggage sets and stuffed toys), trim-a-tree decorations and ornaments as well as home improvement hardware manufactured in Asia, particularly in the PRC. Management believes its experience in the manufacturing environment of these products and extensive knowledge in the logistics infrastructure in China enable us to fulfill our customers' orders effectively, efficiently and economically. With what we believe is sound strategy, extensive experience and strong technological support, management believes we are positioned to become a serious competitor in the Hong Kong supply chain management industry.

     BUSINESS STRATEGIES

     Timeliness of delivery, varieties of choices, quality merchandises, communication capabilities and cost effectiveness are key concerns of our customers. In order to be successful, we feel that it is crucial to address our customers' concerns and that the highest service quality is one of the Company's top priorities. Our existing customers, which include some of the most demanding retailers in the U.S., we believe evidence of our capabilities to deliver high quality services. We, however, are undertaking the following actions to enhance our services so that our customers can realize higher efficiencies which translating into greater cost savings :-

     - Offer more product choices by enriching the Company's supplier/manufacturing resources;

     - Provide more competitive prices by leveraging the Company's merchandising expertise;

     - Broaden the Company's network of business alliance partners (such as logistics services providers, custom services providers and warehouse operators, etc.); and

     - Develop a set of Internet-based supply chain management software to enable the Company's customers to extract the latest information on the status of their orders, with which they can react swiftly to changing market conditions.

     SUPPLY CHAIN MANAGEMENT ("SCM")

     The Supply Chain Management ("SCM") business is managing activities across the entire merchandise flow from product development, manufacturing, shipping, warehousing to delivery (in other words, the supply chain) in order to bring products to customers faster, better, and at the lowest cost.

     Retailers and suppliers implement SCM to remain competitive, improve profit margins and meet increasing levels of sophistication with consumers demanding "More for Less" - that is, more quality, more variety and more service for less cost, less time and less complexity. While the concept of SCM has been in operation for more than 20 years, only in the last few years has SCM begun to be fully exploited to the benefit of consumers, retailers and vendors due to the rapid development in communication and SCM related technologies. We believe SCM has now emerged as the new "rules of the game".

     Traditionally, marketing, distribution, planning, manufacturing, and the purchasing organizations along the supply chain operated independently. These organizations have their own objectives and which are often conflicting. As a result, there is not a single, integrated plan for the organization - there were as many plans as businesses. Clearly, there is a need for a mechanism through which these different functions can be integrated together. SCM is a strategy through which such integration can be achieved.

     SCM is typically viewed to lie between fully vertically integrated firms, where the entire material flow is owned by a single firm, and those where each channel member operates independently. Therefore, coordination between the various players in the chain is the key to effective management. In "Characteristics of Supply Chain Management and the Implications for Purchasing and Logistics Strategy" published in The International Journal of

Logistics Management (1993), Cooper and Ellram compare successful supply chain management to a well-balanced and well-practiced relay team. Such a team is more competitive when each player knows how to be positioned for the hand-off. The relationships are the strongest between players who directly pass the baton, but the entire team needs to make a coordinated effort to win the race. We strive to accomplish such a relationship by enhancing coordination of each process in the supply chain to make one continuous cycle from sourcing to distribution.

     BENEFITS OF SCM

     We believe the key benefits from SCM, all of which ultimately translate into improved profitability, to include:-

     -    Replenish out-of-stock items more regularly;

     -    Reduce working capital & inventory;

     -    Reduce back-room space;

     -    Reduce warehouse space;

     -    Reduce inventory risk (especially fashion goods);

     -    Shorten product development time;

     -    Reduce ordering lead time; and

     -    Increase on-shelf product choice.

Establishment of a SCM system involves :-

     - Setting up good working relationship amongst all operating units, either internal or external, within the supply chain (such as product developers, manufacturers, logistic services providers, etc.);

     - Installation of an efficient communication network to enable a timely sharing of essential information among all operating units within the supply chain; and

     - Ensuring adequacy of infrastructure to allow a smooth physical flow of merchandise.

    A company does not have to establish all components of a SCM system within its organization to materialize full SCM benefits. Engagement of third party SCM services providers, either to compliment in-house capabilities or as a complete source of services, is a prudent alternative. A full SCM implementation requires substantially financial resources and management time.

     EFFICIENT COMMUNICATION NETWORK FOR SCM

     Electronic Data Interchange ("EDI"), which carries vast amount of information among trading partners' computers with great speed and accuracy, is one of the most crucial communication tools for SCM.

     EDI enables standardized communication, which is a process more superior to un-standardized e-mail communication. E-mail, the currently most popular electronic transfer of messages, is a medium to exchange data and information without a common global standard for the message type or structure. The unstructured exchange does not allow the receiver of a message to process information automatically. A purchase order placed via e-mail needs to be reprocessed by the receiver to initiate an in-house production order or a shipment order and therefore is not significantly more efficient than the traditional processing of orders received via fax or letter. EDI is the electronic communication standard that enables automatic data processing without manual re-capturing of data.

     It is important to note that an Internet service provider can be used as the network to transfer EDI messages from one business party to another, but e-mail is not a communication standard, nor is it a substitute for the efficient EDI-based communication.

     EDI, when used together with "Barcodes", "Serial Shipping Container Codes" and "Location Numbers" can provide a "Merchandise Movement Tracking System" which allows the user to identify the exact location of the merchandise at any given point of time.

     Barcodes are machine-readable graphic symbols on consumer goods, cases, pallets or containers that allow efficient handling and product movement. There are global standards for barcodes, which are used in connection with scanning technology in store, distribution centers, shipping and manufacturing.

     Serial shipping container codes form is a code and symbology system that is designed to track inter-company product movement and distribution. The code is used for all logistics units (e.g. pallet, container, case).

     A location number is a numeric code that identifies any functional or physical location within an organizational entity. Typical locations can be a specific warehouse shelf, a retail store or a distribution center. The use of location numbers helps to move products efficiently through the supply chain without manual re-capturing of location data.

     GLOBAL SUPPLY CHAIN MANAGEMENT ("GSCM")

     When SCM is implemented for international trade, it becomes Global Supply Chain Management ("GSCM").

     GSCM has more components than local SCM because international trades involve custom clearance, cross border shipping and international payments with different currencies. GSCM's major challenge is to integrate the various components with different business cultures and trade practices into an efficient global supply chain. As demonstrated below, if managed effectively, GSCM is beneficial both to the consumers and to the operating companies.

     In an analysis done by Coopers & Lybrand Consultants in 1996, it was concluded that implementation of GSCM in the context of Hong Kong's business environment would result in a 5.9% reduction in the ultimate consumer prices.

     A case study presented in the "Supply Chain Management in Global Trade" published by the Hong Kong Article Numbering Association in 1997 of a U.S. department store chain buying dress shirts from Hong Kong pursuant to the GSCM practice showed the following benefits:

     - Order and delivery accuracy reached 100% through Electronic Data Interchange;

     -    Cycle time for orders was cut from 4-5 months to 30 days at the most;

     - Inventory in replenishment items was reduced from 17 weeks to an average 6-8 weeks;

     -    Capital in stock employed was reduced by more than half;

     - Distribution center handling costs were reduced through operating a crossdocking procedure; and

     -    Increased consumer satisfaction through better on-shelf performance.

     MARKET FOR GSCM SERVICES IN HONG KONG

     The Company believes that the U.S. demand for GSCM services in Hong Kong is strong because :-

     - The upward trend of U.S. imports from the PRC in the 1990's will be carried forward into the 2000's, with Hong Kong continuing as a service center for US-Sino trades.

     - Changing consumer and retail trends in the U.S. is forcing U.S. retailers to provide more choices to consumers on a timely basis at more competitive prices which can be more easily accomplished with GSCM practices.

     - Competitive pressure in the U.S. retail industry may force retailers to employ GSCM services in order to become more cost effective when buying from the PRC through Hong Kong.

     - There is a strong need to build productivity, cut costs and improve earnings.

     CHANGING CONSUMER TRENDS

     Quality, time and price were the main factors influencing consumers' purchase decisions in the 1980's. In the 1990's, the desire for convenience, constraints upon time and greater interest in entertainment had added new challenges for the retail industry in the U.S. We believe today's consumers:-

     -    Focus more on financial security, health care, comfort and safety;

     -    Continue to save more;

     -    Experience lower consumption needs; and

     -    Spend an average of only 4.3 hours per month on shopping.

     COMPETITIVE PRESSURE IN THE U.S. RETAIL INDUSTRY

     U.S. retail sales in the 1990's grew at a compound rate of only 4.6%. Discounters and mail-order outlets had significantly outperformed others in terms of growth by focusing on price/value and shopping convenience. Department stores and specialty apparel stores had lost their market share of consumer expenditure, suffering declining sales after adjusting to inflation. Competition is rapidly strengthening. The retail markets in the U.S. are experiencing consolidation - an overabundance of retail stores is forcing weak companies to merge with the strong in order to survive.

     INDUSTRY PROFILE

     We believe the Hong Kong GSCM services industry is only in its infancy stage, slowly evolving from the export trade industry.

     Major Hong Kong chain stores such as Wellcome, Marks & Spencer (Hong Kong) and Park & Shop have implemented, internal SCM/GSCM but these organizations do not provide services to third parties. Present participants in Hong Kong's export trade are those who are mostly likely to evolve into GSCM services providers but they are falling behind because the export trade industry has the following traits :-

     -    Fragmented, full of small and medium size companies;

     -    Low information technology skills;

     -    Scarcity of human and financial resources; and

     -    Low awareness of SCM/GSCM.

     The Hong Kong Article Numbering Association, established in 1989, is an eager promoter of SCM/GSCM in Hong Kong. It has held SCM conferences almost every year since 1996. It also conducted several studies on the subject with sponsorship from the Hong Kong Government and published introductory materials to help the export practitioners understand underlying concepts and practices of SCM/GSCM. Despite these efforts, progress is slow (due to the inherent limitation of the export industry as described above). Conversion of export trade companies into supply chain operators would change the entire day-to-day operations and company infrastructure, and require large investments in technology, education and training.

     According to a SCM survey conducted by the Hong Kong University of Science and Technology in 1995, more than half of the population under survey never heard of SCM/GSCM. A 1996 survey sponsored by Hong Kong Industry Department (interviewed 80 executives in the export industry : manufacturers, buying offices, freight forwarders, overseas customers, export agents, shipping companies, etc.) confirmed the awareness of SCM/GSCM in Hong Kong as follows:-

     -    Logistics providers have comprehensive knowledge;

     -    Information technology departments: high awareness;

     -    Manufacturers, buying offices: low understanding;

     -    Merchandising & sales: low understanding; and

     -    Many think SCM/GSCN is not relevant.

     The same survey also found that the actual and perceived blocks to SCM/GSCM implementation were :-

     -    Management's lack of SCM/GSCM knowledge;

     -    Low awareness of SCM/GSCM needs;

     -    Suppliers' limited SCM/GSCM capabilities;

     -    Under-developed information technology; and

     -    Perceived high investment costs.

     THE COMPANY'S SERVICES

     With our management's extensive manufacturing experience in Asia, particularly in the PRC, and broad exposure with overseas markets, we understand that manufacturing in Asia could be a complicated exercise for overseas buyers with no presence and/or limited experience in Asia. We cater a "ONE-STOP SOLUTION" GSCM services to its customers in their purchases of Asia-manufactured toys, cut & sew products (luggage sets and stuffed toys), Trim-A-Tree decorations and ornaments, and home improvement hardware. Our major function is to integrate all activities from sourcing to distribution through its sourcing, production and logistics teams to ensure competitive pricing, high quality products and reliability in delivery. We also focus on maximizing time and cost effectiveness at every stage of the supply chain.

    Our directors and officers believe that in today's competitive environment, customer service is crucial to the supply chain business. Therefore, daily and effective communications and meaningful periodic reporting are provided to our customers as an integral part of our services.

     CUSTOMER PROFILE

     All our customers are US-based retail stores/chains, trading companies, distributors and product development companies.

     Our core customers in the toys, luggage and Christmas decorations division include :-

     - SEARS ROEBUCK & CO., a company established in 1886. Sears is one of the largest department chain in the US with over 800 department stores and over 1,300 furniture, hardware, battery and autoparts stores in the US and over 100 stores in Canada.

     - RUMPUS CORPORATION, a young New York-based soft toy development company.

     - FOCUS GROUP INC., a marketing company based in Knoxville, Tennessee, specializing in the distribution of dolls, baby strollers, wood toys, Trim-A-Tree decorations and some hardware items. Its customers include Wal-Mart, Kmart, Roses, Dollar Stores and Service Merchandise.

     - NORTH AMERICAN BEAR COMPANY, a New York based toy company established in the mid-1970s, producing uniquely designed high quality teddy bears. Its customers include Saks Fifth Avenue Department Stores, Barneys New York and ABC Stores.

Details of individual customers accounting for more than 5% of the Company's sales and services for the years ended December 31, 1999 and 2000 are as follows:

                                                       1999                 2000
                                                       ----                 ----
    Sears, Roebuck & Co.                               13.2%                26.9%
    Rumpus Corporation                                 77.5%                36.7%
    Sports Manufacturers                               0.00%                 5.2%
      International Inc.
    North American Bear Co. Inc.                       0.00%                 9.9%
    Focus Group                                        0.00%                 5.3%

     SALES AND SERVICES CONTRACTS

     We have entered into purchase contracts through our wholly-owned subsidiaries with our U.S. suppliers. On April 25, 2000, our subsidiary LIGL entered into the third consecutive approximately one-year purchase contract with Sears, Roebuck & Co. for the sale, purchase and delivery of toys, dolls and other merchandize from our supplier and for a total amount of US $181,028. We expect LIGL to enter into another such one-year contract for a similar amount this year.

     Additionally, our wholly-owned subsidiary, SCSL has entered into an agreement dated 2 May 2000 with Rumpus Corporation in respect of appointing our subsidiary as the sole and exclusive agent to undertake supply chain services, including outsourcing and purchasing of goods in the PRC and Taiwan on behalf of our customer. In consideration of the provision of services to our customers, we are entitled to a commission equal to 6% of the Invoice Value (i.e. the sums invoiced by the sellers or suppliers of the goods to our customer less any value added tax or government taxes, duties, levied and any amounts for transport or insurance and all out-of-pocket expenses). Our customer is obligated to pay SCSL a monthly retainer fee which will be deducted if the commission payable is higher than the retainer fee at the end of each quarter.

     COMPETITION

     Currently, we believe we have very limited competition in our business because only a very few companies in Hong Kong are capable of providing integrated GSCM services comparable to our. Our major competitors in Hong Kong are:-

     - Li & Fung Distribution, the SCM arm of a well-established trading house in Hong Kong; and

     -    Janco and Four Stars (trading firms).

     As these companies are privately-held or divisions within larger entities, it is difficult to assess the size of their share of the market for GSCM services. Though our directors and officers are of the opinion that GSCM services should dominate the Hong Kong export industry in the 2000's, they believe this will not happen in the near term due to the difficulty for trading companies to change their operational process, management style and corporate infrastructure and evolve into supply chain operators. The potential roadblocks to implementation of SCM/GSCM in Hong Kong as identified by the Hong Kong Industry Department further our directors and officers to believe that stiff competition in our business will not occur overnight.

     THE COMPANY'S COMPETITIVE EDGE

     We believe we have has a competitive edge in the following areas:-

     - The past hands-on experience with the western consumer markets by our management team, particularly in the toy industry, enables us to understand its customers' need better than some of our competitors.

     - We have the vision, skills and necessary training to carry out GSCM practices.

     - Our early start of GSCM services in Hong Kong gives us the opportunities to cement a strong business relationship with our customers. The entry barriers indicated above help us to achieve this objective.

     - Our management team leader, Mr. Thomas Chu, has extensive computer technology background and was instrumental in installing and implementing a "Logistics Tracking" system for a logistics services provider. The use of our internally developed proprietary supply chain management software and other state-of-the-art GSCM enabling technology will further set us apart from our present or future competitors.

     - Our strong network of business alliance partners along the supply chain cycle is a valuable intangible asset, which is difficult to duplicate by our competitors without extensive time investment.

     GROWTH OPPORTUNITIES

     We are optimistic on the growth potential for our business because :-

     - We believe the U.S. will continue to import more and more toy products from the PRC, which accounted for 59% of US's importation of toys, games and sporting goods in 1998.

     - China's accession to the World Trade Organization will trigger additional US-Sino trade. o The growth of e-commerce will translate into a greater demand of supporting services such as those offered by us.

     - Utilization of Internet technology as a global communication tool will enable us to tap into a wider range of potential customers and will help us to broaden its customer base quickly.

     - With numerous small to medium size "traditional" trading companies (i.e. merely sourcing agents) in Hong Kong squeezed by stiff competition, we will be able to expand its customer base quickly by way of merger and acquisition.

     GROWTH BY ACQUISITION OF TRADING COMPANIES

     According to Hong Kong Government statistics, there were 98,031 establishments in the Hong Kong Import and Export Trade Industry employing 491,856 individuals at the end of March 1999. We believe a number of them aspirate to evolve into GSCM companies but lack supply chain expertise. While we have not entered into any discussions or negotiations with others at this time, we believe that we should acquire a minimum of two Hong Kong based trading companies in order to maximize our management capabilities, and help the newly-acquired companies to implement GSCM practices and systems. With this approach, we will be able to achieve a rapid business growth. We have set the following criteria for our target companies :-

     - North American or European customer base (at least 5 to 10 core accounts);

     -    Annual Sales of US$ 5,000,000-US$ 10,000,000;

     -    Net Income of US$ 250,000-US$ 1,500,000;

     -    5 to 10 years of business history;

     - Products - toys, home improvement hardware, houseware, consumer electronics; and

     -    10 to 30 Employees

     After completion of each acquisition, we foresee that a transition period of 3 to 6 months is required for the target companies to fully understand and execute the supply chain approach. Training may be required to educate the employees on the concept and purpose of a supply chain. We believe that we need to be the majority shareholder in each target company since supply chain management services are still a new concept in Asia and management control is essential to correctly implement the supply chain strategy. We expect an average acquisition price of about three times earnings of the target companies.

     We do not have specific target companies at the moment but believe we have access to several sources with which we can identify potential targets.

     One of our considerations in making acquisition decisions is the impact of such actions on shareholder value. We will not enter into an acquisition if the transaction improves its sales value but not earnings, either immediately or in any intermediate term.

     MARKETING STRATEGY

     Since we recognize GSCM services as a specialized business, its marketing is not done by "cold-calling", but on a referral basis. We believe we have formed a number of usable alliances with its sales representatives in the U.S. Currently, we have 3 sales representatives covering the Northeastern U.S., 2 sales representatives covering Southeastern U.S. and 2 sales representatives covering Mid-eastern U.S. These sales representatives are not on our payroll, but are compensated on a commission basis (ranging from 1% to 5%). We supply the representatives with company brochures and other marketing materials to support their marketing activities. The sales representatives carry out preliminary visits and are responsible for servicing the customers on a day-to-day basis. Our key management team members, Mr. Thomas Chu and Miss Pauline Chu, travel with these sales representatives to visit new and existing accounts at least twice per year or on an as-needed basis.

     We maintain extensive communications with our U.S. sales representatives. They not only provide us with information on our customers, but also on the general market conditions with which we will revise existing marketing strategies, if appropriate, or formulate new ones.

     We are internally developing a proprietary web-based SCM software comprising ten main modules and 34 sub-modules. The ten main modules covering all phases of a supply chain are as follows:-

     -    Purchase Order Management

     -    Shipping Order Booking

     -    Sourcing

     -    Warehousing System

     -    Production Tracking

     -    Customs Clearance Tracking

     -    Quality Control

     -    Payment and Invoicing

     -    Trade Financing

     -    Shipment Tracking

     Our key marketing strategy is to promote our technological capabilities to potential customers for the following reasons :-

     - We believe our software will enable us to provide current information to overseas buyers, which is not available if they are dealing with agents/trading firms operating under traditional modes of communication. Our technological capabilities tend to be an attractive proposal to potential U.S. customers because they always seek business partners who are equipped to match their own operational standards.

     - We believe our technological capabilities will set us apart from our competitors and place us as a world-class player in the arena of GSCM services.

    We have targeted to complete all ten main software modules in June 2001.

     We are establishing the ISUPPLYCHAIN Internet platform in 3 phases to enable the use of our proprietary SCM software by our customers, and as part of our marketing program. With our Internet presence, more companies in the western countries will be able to find out how our GSCM services can help them develop their sourcing capabilities in Asia.

     SALES STRATEGY

     As part of our sales strategy, we aim to target a group of companies that will most likely utilize our services. This group of companies is defined with the following criteria :-

     -    North America-based or Europe-based companies;

     -    Purchase orders of at least US$500,000 per annum;

     -    Companies with little sourcing/manufacturing experience in Asia;

     -    Companies with no buying office or presence in Asia; and

     - Product development companies, retail stores, distributors and chain stores.

     DELIVERY OF SERVICES

     Our services are delivered mainly through three phases of operations: (i) sourcing & merchandising, (ii) quality control, and (iii) logistics & shipping. We employ state-of-the-art technologies, either installed in-house or those of our business alliance partners, to support our operations. We also utilize the warehousing facilities of our alliance partners for logistics services in the PRC.

     Sourcing is the first phase of our operations. During this phase, our sourcing team conducts a cost analysis, quality comparisons as well as factory visits, in order to fully understand the suppliers' capabilities and management skills. We understand that the workflow has just begun at the procurement stage, which requires detailed negotiations on pricing, payment terms and shipment schedules. Once the purchase order is placed, we work closely with the suppliers and manufacturers to review production capacity and planning in order to ensure that delivery schedules are achievable. Manufacturing products to fit our customers' specific requirements is our major concern, and is supported by Enterprise Resource Planning ("ERP") systems. To ensure that supplier compliance is met, we monitor production and product quality closely by conducting informal and formal on-site inspections. Since production rarely proceeds smoothly, we assist our customers to make "running changes" on the production line without delaying the production schedule, where possible. Details of individual suppliers accounting for more than 5% of our purchases and services are as follows:

                                                              1999             2000
                                                              ----             ----
       Pelagie Industrial Ltd                                 64.3%            65.4%
       Bondrich Development Ltd                               22.9%            0.00%
       Mutual Fit Company Limited                             10.6%            0.00%
       Winch Printers Ltd                                     0.00%            10.4%
       Winfaith Shipping Ltd                                  0.00%            8.6%
       Zui Fat Industrial Ltd                                 0.00%            8.6%

     Quality control is the second phase of operations and is a major concern to us and to our customers. At the pre-production stage, we work with our customers and suppliers/manufacturers to draw up a Quality Assurance criteria list, the basis for quality control checkpoints during live production runs. All products being manufactured by the vendors must be submitted to one of the designated international lab test centers (ACTS, SGS, etc.) in order to certify that products meet the stringent safety standards set by the respective governmental entities. Furthermore, we appoint qualified quality control professionals to conduct on-site quality inspections using AQL (Acceptable Quality Level) standards or standards pre-determined by its customers at various stages of production.

     The third phase of our operations, logistics, plays a significant role in the global sourcing effort and is detrimental to the supply chain if not planned and executed properly. A number of issues, which will directly affect inventory flow, costs and delivery schedules, must be addressed:-

     -    Control and tracking movement of goods;

     - Influence over carriers, warehouse providers, and consolidators in terms of pricing and service;

     - Effect of a vendor's assumptions on transportation costs on the product unit cost, and ultimately profit margins;

     - Logistics options - choosing the most appropriate choice (air-freight or ocean freight, Less-Than-Container-Load or Full-Container-Load or consolidated);

     -    Maximization of freight and container space;

     -    Delivery to end-user or ultimate distribution center; and

     -    Customs clearance.

     As a major component of our services, we strive to provide strategic and tactical logistics solutions to meet the growing demand from overseas companies importing and exporting their goods to and from Asia. One of our goals is not only to resolve our customers' transportation needs, but also to identify a solution which will be value-added in terms of timing, pricing and reliability.

     BUSINESS ALLIANCE PARTNERS

     We work closely with carefully selected business alliance partners to deliver its services. Our partners come from various fields, including :-

     -    Independent sourcing and merchandising agents in Taipei and Shanghai;

     -    Quality Control professionals;

     -    Licensed warehouse operators in the PRC; and

     -    Logistics services providers.

     COMPUTER HARDWARE

     We use personal computers for our operations and communications with our customers. We will need to acquire and install additional hardware equipment to support the automated integration of our GSCM services, and to host, develop and maintain our supply chain management software on an in-house basis. We currently use Dell servers to support the preliminary stages of our SCM software development. Before completion and installation of the necessary hardware, we will seek to use reputable computer service companies to host and maintain our platform.

     PROPRIETARY SCM SOFTWARE

     Our wholly-owned subsidiary, Supply Chain Services Limited has entered into a service agreement dated 3 January 2001 with Greatmind Technology Limited in respect of an appointment of the service provider to undertake software development and programming activities for the Company's supply chain software program.

     The Company's development of the proprietary SCM software will equip it with real time tracking abilities and in-house EDI capabilities. There are 3 phases in the development schedule of our supply chain software program. Phase 1, which entailed the establishment of a corporate website (ISUPPLYCHAIN) to be used for future integration with our supply chain software, was completed in April 2000. Phase 2 encompasses the software programming and development of our purchase order management, shipment order booking and shipment tracking modules, and it expected to be completed by March 2001. The completion of the purchase order management module will allow us to have EDI conversion, downloading and uploading capabilities. Phase 3 covers production tracking, quality control, customs clearance, warehouse systems, trade finance and payment and invoicing modules and is expected to be completed by June 2001. Each phase will be fully equip the Company with tracking capabilities over the sourcing, purchasing, production, quality control and logistics processes.

     Though we have outsourced the initial software development, and hosting/maintenance of ISUPPLYCHAIN to a third-party computer service provider at a total cost of US$ 550,000 payable in stipulated monthly installments being US$ 35,483 from January 2001 to July 2001 and US$ 60,323 from August 2001 to December 2001, we plan to carry out software enhancements, further developments and maintenance with in-house capabilities in the nearest future. We intend to build up our in-house technology capabilities by employing qualified I.T. professionals. Our company holds full ownership of the proprietary SCM software and it shall be treated as assets of the Company beyond the termination of the service agreement. Furthermore, all rights to the software programs, codes, copyrights, patent, trademark, design rights and any other intellectual property rights in the materials developed, written, created and prepared by the service provider are to be vested with the Company. The ISUPPLY CHAIN internet platform is currently being hosted with a reliable internet service provider in Hong Kong, but we plan to host the platform in-house once we have the financial resources to invest in appropriate hardware and employ our own in-house IT professionals.

     With our proprietary SCM software, ISUPPLYCHAIN Internet platform, and full computer system integration for the GSCM practice, we will be recognized as a "technology-based" GSCM services provider. This positioning will add weight to our competitiveness because we believe technology capabilities are key considerations when western companies choose supply chain partners.

     EMPLOYEES

     As of 30 March, 2001, we have 13 full time officers and employees in Hong Kong and the PRC under our subsidiary, SCSL. None of our sales representatives in the U.S. are employed by the Company or its subsidiaries. These sales representatives service us on a commission basis, ranging from 1% to 5% for each sale made. One of our sales representatives, Stanley Walsh, receives a monthly consulting service fee through a contract between his company, Merchandise Management Services ("MMS"), and SCSL (see "Executive Compensation"). We also use the services of independent sales representatives and quality control specialists. Additional employees will be hired as required.


ITEM 2. DESCRIPTION OF PROPERTY

     OFFICE AND STAFF QUARTERS IN HONG KONG

     We have entered into a tenancy agreement dated 12 May 1999 with Chinasound Limited in respect of leasing the office premises at 8th Floor of Guangdong Textile Centre, No. 22, 24 and 26, Minden Avenue, Kowloon, Hong Kong for a term of 2 years commencing from 7 May 1999 to 6 May 2001. We, as tenants have been granted two rent-free periods commencing from 7 May 1999 to 21 July 1999 and from 7 March 2001 to 6 May 2001. The monthly rental of HK$ 22,750 and air-conditioning and management charges of HK$9,555 is payable in advance on the 7th day of each calendar month.

     Through our wholly-owned subsidiary SCSL, we have entered into a tenancy agreement dated 11 January 2000 with Chinasound Limited in respect of leasing the office premises to be occupied as the Company's new showroom at 5th Floor of Guangdong Textile Centre, No. 22, 24 and 26, Minden Avenue, Kowloon, Hong Kong for a term of 2 years commencing from 6

December 2000 to 5 December 2002. We, as tenants have been granted two rent-free periods commencing from 6 December 2000 to 5 February 2001 and from 6 October 2002 to 5 December 2002. The monthly rental of HK$ 22,750 and air-conditioning and management charges of HK$ 9,555 is payable in advance on the 7th day of each calendar month.

     Through our wholly-owned subsidiary LIGL, we have entered into a tenancy agreement dated 21 October 2000 with Shek Kwu Investments Limited in respect of leasing the premises at Flat B, 1st Floor of Tower II and car parking space No. 6 on 2nd Level of Ruby Court, No. 55 South Bay Road, Hong Kong as staff quarters for our President and Director, Mr. Thomas Chu. The term is of 2 years commencing from 21 October 2000 to 20 October 2002. The monthly rental of HK$ 41,300 is payable on the 21st day of each calendar month. Upon giving 2 month's prior written notice, we are entitled to early termination of this tenancy agreement however, not earlier than 20 December 2001 or unless and until 14 month's rent has been paid.

     OFFICE AND STAFF QUARTERS IN THE PRC

     Through our wholly-owned subsidiary SCSL, we have entered into a office lease contract dated 15 January 2001 with Tibet Jin Sheng Company Limited in respect of leasing the 220 square-meter office premises situated at Room 1501 & 1508, East Tower, Yi Hai Plaza, Cheng Ye Road, Nanshan District, Shenzhen Municipality, the PRC for a term of one year commencing from 1 February 2001 to 31 January 2002. The monthly rental of RMB 5,333.33 is payable in advance on or prior to the fifth day of each calendar month. We are also obligated to pay two-thirds of payment of utility fees (including water and electricity fees), sanitation fees and building management fees.

     Through our wholly-owned subsidiary SCSL, we have entered into a lease contract dated 1 February 2001 with Mr. Shao Lin Zheng in respect of leasing the 92 square-meter staff quarters situated at Room 601, Unit 3, Nan Shui Garden, Nanshui Buxing Street, Nanshan District, Shenzhen Municipality, the PRC for a term of 2 years commencing from 19 February 2001 to 18 August 2001 with an option to renew the lease for a further term of two years. The monthly rental of RMB 1,500 is payable in advance on or prior to the fifth day of each calendar month. We are also obligated to pay water, electricity and telephone charges, gas fees, sanitation fees and building management fees.

     MOTOR VEHICLES

     Through our wholly-owned subsidiary SCSL, we have entered into a hire purchase agreement dated 16 December 1999 with Inchroy Credit Corporation Limited in relation to the hiring of a motor vehicle Registration No. JH 6212 for a period of 48 months commencing from 16 December 1999. The monthly rental of the motor vehicle of HK$ 12,917 is payable in advance on the 16th day of each calendar month. The motor vehicle was valued at HK$ 573,000 as of 16 December 1999.

     Through our wholly-owned subsidiary SCSL, we have entered into a vehicle lease contract dated 15 December 2000 with Mr. Wei Jun Fan in relation to the hiring of a motor vehicle Freeca AT, Registration No. Guangdong B-K9874, for a period of 3 years commencing from 1 January 2001. The monthly rental of the motor vehicle being RMB 8,000 is payable in advance on the 5th day of each calendar month. The motor vehicle is valued at RMB 214,000.

     COMPUTER EQUIPMENT

     Presently, no equipment or properties except basic computer equipment are owned. We anticipate purchasing additional computer equipment and developing proprietary computer software to support our operations. The funds will come from this Offering.

     INTELLECTUAL PROPERTY

     In relation to the Company's proprietary SCM software and our engagement with Greatmind Technology Limited for the development of the Company's supply chain software, programming and hosting/maintenance of ISUPPLYCHAIN Internet-based platform, the company holds full ownership of the proprietary SCM software and such software shall be treated as assets of the Company beyond the termination of the service agreement. Further, all rights to the software programs, codes, copyrights, patent, trademark, design rights and any other intellectual property rights in the materials developed, written, created and prepared by the service provider are to be vested with the Company.

     EMPLOYMENT INSURANCE

     Through our wholly-owned subsidiary SCSL, we have taken out an employment insurance policy with Royal & Sun Alliance Insurance (Hong Kong) Limited commencing from 1 September 2000 to 31 August 2001 to cover the employment of 5 employees working at the premises being 8th Floor, Guangdong Textile Centre, 22 Minden Avenue, Tsimshatsui, Kowloon, Hong Kong. The amount of liability insured is HK$ 100,000,000 for any one accident or disease which may be caused or suffered by its employees.

     COMMERCIAL INSURANCE

     Through our wholly-owned subsidiary SCSL, we have taken out a commercial insurance policy with the Hong Kong & Shanghai Insurance Company Limited commencing from 6 February 2001 to 5 February 2002 to cover the loss of contents including business furniture, fixtures, fittings and office equipment in the event of fire at the office premises being Room 1501, East Tower, Yi Hai Plaza, Cheng Ye Road, Nanshan District, Shenzhen Municipality, the PRC. This insurance policy is extended to cover the perils of aircraft, earthquake, explosion, vehicle impact, riot and strike, malicious damage, sprinkler leakage, typhoon and windstorm and water tanks. The total sum of office contents insured is HK$ 100,000. Due to the recent increase in employees, we are in the process of extending the coverage and amount of liability insured.


ITEM 3. LEGAL PROCEEDINGS

     There is no litigation pending or, to the Company's knowledge, threatened by or against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year 2000, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

     The Company is considering trading its securities on the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it: (i) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers; and (ii) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board.

     If trading in the Company's shares is conducted in the OTC market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

5B.  HOLDERS

     There are seven holders of our Common Stock as of December 31, 2000 and March 27, 2001 as follows:

SHAREHOLDER                                              AMOUNT
-----------                                            ----------
Gi-Tech Developments Limited*                          25,299,999

Mr. Hardy Kung Chin Lok                                 3,250,000

Mr. King-Kwok Yu                                        2,000,000

Mr. Richard Che Keung Wong                              2,000,000

Miss Pauline Wai Man Chu                                1,366,667

Mr. Eddie Chow                                            700,000

Mr. Tze Tat Fung                                          666,667
-----------------------------------------------------------------
Total Outstanding                                      35,283,333

----------
* Gi-Tech Developments Limited is a company 100% owned by our President and Chairman of the Board, Thomas Y.C. Chu.

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

5D.  RECENT SALES OF UNREGISTERED SECURITIES

     During the past three years, the Company has sold securities that were not registered as follows:


Date                            Name                 Number of Shares         Consideration
----                   -------------------------     ----------------       -------------------
April 20, 1999         King Kwok Yu                     2,000,000           $200
April 20, 1999         Richard C. K. Wong               2,000,000           $200
April 20, 1999         Hardy K. C. Lok                  2,000,000           $200
August 28, 2000        Gi-Tech Developments Ltd*       25,299,999           9,499 SCSL shares**
August 28, 2000        Tze Tat Fung                       666,667           see note below***
August 28, 2000        Pauline W. M. Chu                1,366,667           500 SCSL shares**
November 27, 2000      Hardy K.C. Lok                   1,250,000           $250,000
November 27, 2000      Eddie Chow                         700,000           $140,000

----------
* Gi-Tech Developments Limited is a company 100% owned by our President and Chairman of the Board, Thomas Y.C. Chu.

** Pursuant to a share exchange agreement with Supply Chain Services Limited as reported by the Company on Form 8-K on September 11, 2000, as amended on November 9, 2000.

*** Mr. Fung's shares were designated by Gi-Tech in recognition of Mr. Fung's introduction of the Company to SCSL which led to the merger as set forth in the Company's Form 8-K on September 11, 2000, as amended on November 9, 2000.

5E.  USE OF PROCEEDS FROM REGISTERED SECURITIES

     The Company has not sold any registered securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

6A.  FORWARD-LOOKING STATEMENTS

     As stated in Item 1, "Description of the Business," the statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services;
(iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients. Any such forward-looking statements should be read only in conjunction with this entire Annual Report and the exhibits hereto.

6B.  RESULTS OF OPERATIONS

     Our operations in 2000 were lower than the corresponding period in 1999. Our sales and services totaled US$1,990,746 in 1999, but only US$628,201 in 2000. As such, our gross profits were down from US$201,234 in 1999 to US$126,997 in 2000, and we operated at a loss of US$299,371. Our net income after tax operated at a loss of US$265,177, in contrast to our positive net income of US$88,797 in 1999.

     SALES AND SERVICES

     Sales and services decreased from US$1,990,746 in 1999 to US$628,201 in 2000. The lower sales resulted from the following factors:-

     (1) Mr. Chu, our President, did not commence his services with the Company until September 2000. Due to the late commencement of Mr. Chu's employment with the Company, his efforts and strategic planning will only build up business for the coming year 2001 since the marketing season for 2000 has passed.

     (2) One of SCSL's core clients, Rumpus Corporation, changed its marketing strategy which affected revenue for the year 2000. In 1999, Rumpus' purchase orders amounted to approximately US$1,194,000, but in 2000, Rumpus' purchase order volume dropped to approximately US$300,000.

     (3) Our subsidiary, SCSL, voluntarily terminated a supply chain service program with Plymouth Trading LLC because our management felt that without the completion of the SCM software, we were not equipped to fulfill all the services outlined in our service agreement.

     (4) Shipments of some of the purchase programs were delayed to January and February 2001.

     KNOWN TRENDS LIKELY TO HAVE MATERIAL IMPACT ON SHORT OR LONG TERM
LIQUIDITY.

     Selling expenses for the year ending 2000 was higher due to increase in advertising subsides which was used for the girls toys program with Sears Roebuck's Wish Book catalog. General and administrative expenses for the year ending 2000 increased to US$389,539, from US$195,563 for the year ending 1999. Primary reasons for the higher general & administrative expenses are due to substantial increase in auditors' remuneration and legal fees as a result of the private placement, SEC filings and pre-IPO related activities, expansion in office facilities, rise in staff employment and higher business travel expenses for the marketing of supply chain services to potential customers in the U.S.A.

     INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY.

     We continue to increase liquidity through internal and external means. Internally, we continue to receive funds from our customers, including the service contracts of our subsidiaries, LIGL and SCSL, with Sears, Roebuck & Co. and Rumpus Corp., respectively. Furthermore, we continue to rely on our shareholders to support our operations. Externally, we raised US$390,000 via two private placements to Mr. Hardy Kung Chin Lok and Mr. Eddie Chow in November 2000, and we seek to raise additional external funds in connection with this Offering. Although we have no current intention to make additional private placements with individual investors, we have received indications of interest in our Common Stock from private investors, and are confident that we can raise additional funds externally as needed.

     KNOWN TRENDS LIKELY TO HAVE MATERIAL IMPACT ON NET SALES, REVENUE OR
INCOME.

     Net income after tax lowered from US$88,797 in 1999 to a loss of US$265,177 in 2000. This decrease was a combination effect from the lower sales and higher selling, general and administrative expenses in 2000.

     MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AND EXPECTED SOURCES OF
FUNDS.

     Pursuant to a contract through our subsidiary SCSL, we have appointed the service provider Greatmind Technology Limited to undertake software development and programming activities for the Company's supply chain software program. We have outsourced this initial software development and hosting/maintenance of the software with in-house EDI capabilities at a total cost of US$ 550,000. We expect the source of funds to pay for this service to come from a portion of proceeds used from any initial offering of our shares on the OTC market, if such an offering occurs.

     On November 15, 2000, we also signed a services contract with 4Going Public.com in connection with 4Going Public.com's services as our representative in connection with any proposed initial public offering on the OTC market. We paid $10,500 on November 15, 2000, and another $9,500 is due and owing upon completion of any initial public offering by us on the OTC market.

     SIGNIFICANT ELEMENTS OF INCOME OR LOSS NOT ARISING FROM CONTINUING OPERATIONS.

     Our subsidiary SCSL has agreed to serve as escrow agent for funds due to a charitable organization in Asia. No such funds have been received to date; however, any such funds will be transferred out of SCSL's account after a foundation is established by the charitable organization. We believe the holding of such funds, which we will have no rights to and are only acting as escrow agent for such funds, will be activities we will not be required to document on our balance sheet. However, if we are required to show the injection and release of funds on our balance sheet, our accounts may, at some point in time, show a material increase when there is such an injection of funds and a corresponding decrease when we, as the escrow agent, are required to release such funds.

     CAUSES FOR MATERIAL CHANGES FROM PERIOD TO PERIOD IN ONE OR MORE LINE
ITEMS.

     See "Significant Elements of Income or Loss not Arising from Continuing Operations" above.

     SEASONAL ASPECTS HAVING A MATERIAL EFFECT ON FINANCIAL CONDITIONS OR RESULTS OF OPERATIONS.

     Currently, many of the products we are currently handling for customers are toys. As such, our customers experience greater activity during the last quarter of the year, as United States consumers look to purchase holiday gifts. We also handle garden tools for one of our customers, a product which is more likely to be purchased by United States consumers in the first and second quarters of the year. We expect to continue to diversify into other products that may not be as effected by seasonal changes.

     INCOME TAXES.

     Our subsidiary, SCSL, applied to the Hong Kong Inland Revenue Department for holdover of provisional profits tax totaling HK$ 96,300 for the fiscal year ending 1999/2000; we were liable to the profits tax totaling HK$ 96,300 in accordance with Hong Kong tax regulations on March 16, 2001.

ITEM 7. FINANCIAL STATEMENTS

     The balance sheets included in this Form 10-KSB for the year ended December 31, 2000 have been audited by Areson & Company, Certified Public Accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Details on the changes in the Company's Independent Accountants are as follows:

     (a)  Resignation of Independent Accounting Firm

          (i) Arthur Andersen & Co. our certifying accountant resigned at our request as the Company's auditors on September 8, 2000.

          (ii) The certifying accountant's report on our financial statements for the periods from March 29, 1999 (date of incorporation) to April 30, 1999 and from March 29, 1999 (date of incorporation) to December 31, 1999 contained no adverse opinion, no disclaimer of opinion nor was qualified or modified as to uncertainty audit scope or accounting principles.

          (iii) Our Board of Directors approved the change in auditors at its meeting on September 4, 2000. We reported this change in auditors on our current report pursuant to Form 8-K filed with the Securities and Exchange Commission on September 11, 2000, as amended on November 9, 2000.

          (iv) During the period from March 29, 1999 (date of incorporation) to December 31, 1999 and subsequent interim periods preceding their resignation, the Company had no disagreements with the certifying accountants on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the certifying accountants, would have caused it to make reference to the subject matter of the disagreements in connection with their report.

     (b)  Engagement of New Independent Accountants

     On September 5, 2000, our Board of Directors formally approved the engagement of Areson & Company as its new certifying accountants (the "new accounting firm") to audit our financial statements.

     During the period from March 29, 1999 (date of incorporation) to December 31, 1999 and subsequent interim periods prior to the engagement of the new accounting firm, we did not consult with the new accounting firm with regard to any of the matters listed in Regulation S-K Items 304(a)(2)(i) or (ii).

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

9A.  BACKGROUNDS OF DIRECTORS

     The names and ages of all past and present Directors and Executive Officers of the Company are as follows:

Name                                   Age      Position and Office Held            Term
----                                   ---     --------------------------    -------------------
Thomas Yan Chuen Chu(1)(2)(5)          53      Director (Chairman of         September 4, 2000
                                                 the Board)                    to present
                                                 President                     September 4, 2000
                                                                               to present

Pauline Wai Man Chu(1)(2)(5)           30      Director                      September 4, 2000
                                                                               to present

Hardy Kung Chin Lok(5)                 50      Director (Chairman of         May, 1999 to
                                                 the Board)                    September 4, 2000
                                                 Director                      September 4, 2000
                                                                               to present

Richard Che Keung Wong(3)              56      Director (Vice Chairman       May, 1999 to
                                                 of the Board)                 September 4, 2000
                                                 Vice President -              September 4, 2000
                                                 Corporate Development         to present

King Kwok Yu(4)                        48      Director and President        May, 1999 to
                                                                               September 4, 2000
                                                 Secretary, Treasurer and      September 4, 2000
                                                 Controller                    to present

(1) Mr. Thomas Yan Chuen Chu is the natural father of Miss Pauline Wai Man Chu. There are no other family relationships among our directors and officers.

(2) Mr. Thomas Yan Chuen Chu and Miss Pauline Wai Man Chu also serve as Directors of the Company's wholly-owned subsidiaries, Supply Chain Services Limited and Leader Industrial Group Limited. Miss Pauline Wai Man Chu is also the General Manager of Supply Chain Services Limited and Leader Industrial Group Limited.

(3) Mr. Richard Che Keung Wong also operates his own business in property investment and management and of another company listed on the SEHK and has executive positions with other companies which have business activities dissimilar to those of the Company. He spends a minimum of 4 hours per month on the business affairs of the Company.

(4) Mr. King Kwok Yu also has executive position with other companies which have business activities dissimilar to those of the Company. He spends a minimum of 5 hours per week on the business affairs of the Company.

(5) All current Directors hold office until the next annual meeting of the stockholders, currently scheduled for the third Thursday in May, 2001 and until successors have been elected and qualified. Executive Officers are appointed by the Board of Directors at meetings of the Directors and hold office until they resign or are removed from office.

     Set forth below are summary descriptions containing the names of the past and present directors and officers of the Company, and the commercial and educational experience of each during at least the past five (5) years:

     THOMAS YAN CHUEN CHU has served in executive positions with a number of companies in Hong Kong in fields related to our business. He joined TCA (Hong
Kong) Limited and TCA Group Inc. of Massachusetts, USA in 1984 as the President and Chief Executive Officer of the group. TCA (Hong Kong) Limited and TCA Group Inc. were principally involved in toy design, marketing and distribution in the U.S.A. and in the manufacturing of toys in China. In 1993, Mr. Chu became the President of High Progress Limited, a Hong Kong-based company engaged in the manufacturing, marketing and distribution of toys. From 1994 to 1996, Mr. Chu became Senior Vice President of Pam & Frank Industrial Limited, a company listed on the Stock Exchange of Hong Kong, with the responsibilities of overseeing China operations and supervising US operations, including warehousing, distribution and national sales and marketing. Pam & Frank Industrial Limited was a company engaged in the manufacturing and exporting of sporting goods. In May 1996, Mr. Chu became the Vice President of the Hong Kong operations of United States Consolidation Limited, a logistics service provider. In late 1997, Mr. Chu was named the Chief Financial Officer of United States Consolidation Limited, and in 1998, Mr. Chu became Executive Vice President of operations in Asia. Mr. Chu was responsible for management of the Asian operations, encompassing trucking, warehousing, consolidation and other logistics activities. In September 2000, Mr. Chu joined Supply Chain Services Inc. as a Director and President and joined Supply Chain Services Limited and Leader Industrial Group Limited as Managing Director on a full-time basis.

     PAULINE WAI MAN CHU graduated with a Bachelor of Arts Degree and Cum Laude Distinction in Economics from Wellesley College in Massachusetts in 1992. Between 1992 and 1998, Ms. Chu held a number of executive and managerial positions with international financial institutions. In 1998, Ms. Chu joined Leader Industrial Group Limited as Business Development Manager, responsible for all day-to-day activities of its toy trading business. In March 1999, Ms. Chu became a shareholder and director of Supply Chain Services Limited upon its incorporation. In April 1999, Ms. Chu became General Manager of both Leader Industrial Group and Supply Chain Services Limited. In September 2000, Ms. Chu also became the Director of Supply Chain Services Inc. Ms. Chu is responsible for all day-to-day operations for the group, including merchandising, customer service and marketing.

     HARDY KUNG CHIN LOK received a Bachelor of Science in Civil Engineering from the City University of Manchester (U.K.) - Institute of Science & Technology in 1972. From 1976 to the present, Mr. Lok has been with John Lok & Partners, Ltd. and The Sun Company, Ltd., both in Hong Kong, and is currently serving as Managing Director of both entities. In May 1999, Mr. Lok formed the Company with Mr. Richard Che Keung Wong and Mr. King Kwok Yu. From May 1999 to September 2000, Mr. Lok served as a Director/Chairman of the Board to Paddington Inc. Mr. Lok was replaced as the Chairman of Board by Mr. Thomas Yan Chuen Chu, but remains as a Director of the Company in September 2000 after the Company effected a merger with Supply Chain Services Limited in August 2000. At present, Mr. Lok also serves as a Director to several property and construction companies in Hong Kong, a consulting and advisory services company in Hong Kong and a cold storage company in Hong Kong.

     RICHARD CHE KEUNG WONG received a Diploma in Youth and Community Services in 1971 from the Jordanhill College of Education, Glasgow, Scotland and a Bachelor of Arts in Economics from York University (Canada) in 1976. For over twenty years, Mr. Wong has held a number of executive and managerial positions with international and Hong Kong financial, consumer products and investment entities. From May 1999 to September 2000, Mr. Wong served as a Director/Vice Chairman of the Board to the Company. Mr. Wong resigned as a Director to the Company in September 2000 after we effected a merger with Supply Chain Services Limited in August 2000. Mr. Wong was appointed as Vice President-Corporate Development of the Company in September 2000. At present, Mr. Wong is also a Director of several property holding companies in Hong Kong and of a company listed on the Stock Exchange of Hong Kong.

     KING KWOK YU received a Bachelor of Arts in Economics from York University (Canada) in 1976, a Master of Arts in Economics from University of California, Santa Barbara in 1977 and a Masters in Business Administration in Accounting from Golden Gate University in San Francisco, California in 1979. Mr. Yu registered as a Certified Public Accountant with the Board of Accountancy of the State of California in 1982 and now holds an inactive Certified Public Accountant status. Mr. Yu has seventeen years of executive and managerial accounting and finance experience with U.S. and Hong Kong companies. In May 1999, Mr. Yu formed the Company with Mr. Richard Che Keung Wong and Mr. Hardy Kung Chin Lok. From May 1999 to September 2000, Mr. Yu served as a Director to the Company. Mr. Yu resigned as a Director to the Company in September 2000 after we effected a merger with Supply Chain Services Limited in August 2000. From May 2000 to present, Mr. Yu is the Secretary, Treasurer and Controller of the Company. In September 2000, Mr. Yu was appointed as a Director to Global Recreation Inc. which filed a Registration Statement F-1 with the Securities and Exchange Commission in the same month. Global Recreation Inc.'s Registration Statement F-1 has yet to be declared effective by the Securities and Exchange Commission. In December 2000, Mr. Yu was appointed as a Director to Equity Finance Holding Corporation which is a Reporting Company under the Exchange Act.


ITEM 10. EXECUTIVE COMPENSATION

     The directors have adopted an executive compensation plan for executive officers and directors as follows: directors agreed that the directors will receive no cash compensation or reimbursement for the expenses incurred in connection with attending board and committee meetings. The Company reserves the right to pay consulting fees to its board members and officers for the time and services they provide to the Company.

     SUMMARY COMPENSATION TABLE

                                                            Annual Compensation
                                               ---------------------------------------------
                                                                                Other Annual
Name and Principal Position       Year            Salary          Bonus         Compensation
---------------------------       ----         ------------       -----         ------------
                                                   ($)             ($)              ($)


Thomas Yan Chuen Chu
  President, and Director         1998              --              --               --
                                  1999              --              --               --
                                  2000              0*              0*               0*
Pauline Wai Man Chu
  Director, and General

                                       25

                                                            Annual Compensation
                                               ---------------------------------------------
                                                                                Other Annual
Name and Principal Position       Year            Salary          Bonus         Compensation
---------------------------       ----         ------------       -----         ------------
                                                ($)                ($)              ($)
  Manager of the
  Company's wholly-owned
  subsidiaries, SCSL and LIGL     1998              --              --               --
                                  1999              --              --               --
                                  2000         HK 273,000**         0                0
Richard Che Keung Wong
 Vice President - Corporate
 Development                      1998              0               0                0
                                  1999              0               0                0
                                  2000              0               0                0
King Kwok Yu
 Treasurer, Secretary
 and Controller                   1998              0               0                0
                                  1999              0               0                0
                                  2000              0               0                0

----------
* Amounts due and owing were not paid, and were subsequently, waived and released by Mr. Chu.

** HK$312,000 also due and owing was not paid, and was subsequently discharged, waived and released by Ms. Chu.


EMPLOYMENT CONTRACTS

THOMAS YAN CHUEN CHU

     Our wholly-owned subsidiary, SCSL, has entered into two contracts with Thomas Chu in relation to his employment and services to SCSL. However, no amounts due and owing to Mr. Chu were ever paid by SCSL, and pursuant to two Release Agreements dated March 27, 2001 between Mr. Chu and SCSL, Mr. Chu waived, released and discharged all claims to past, present or future remuneration due and owing in connection with the two agreements previously signed with SCSL.

     DIRECTORS' COMPENSATION

     Our directors received no compensation for their services as directors. One of our directors, Pauline Wai Man Chu, received compensation for her services as an officer of the Company in 2000.

     STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

     Although the directors have raised the idea of instituting a Stock Option plan in a recent board meeting, we currently do not have any Stock Option Plan or any Long-term Incentive Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 30, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Each person has sole voting and investment power with respect to the shares shown. None of the stockholders listed at this time have any rights to acquire within sixty (60) days any additional common or preferred stock from options, warrants, rights, conversion privilege(s) or similar obligations. No preferred stock of the Company has been issued at this time.

                                                                      Amount of
                                                                      Beneficial    Percentage
Title of Class      Name and Address of Beneficial Owner              Ownership     of Class
--------------      -------------------------------------------       ----------    ----------
Common Stock        Mr. Thomas Yan Chuen Chu                          25,299,999    71.7%
                      8/F,  Guangdong Textile Centre,
                      22 Minden Avenue,
                      Tsimshatsui, Hong Kong

Common Stock        Mr. Hardy Kung Chin Lok                           3,250,000     9.2%
                      Suite E, 15/F, Ho Lee Commercial Building,
                      40 D'Aguilar Street, Central, Hong Kong

Common Stock        Mr. King-Kwok Yu                                  2,000,000     5.6%
                      Suite E, 15/F, Ho Lee Commercial Building,
                      40 D'Aguilar Street, Central, Hong Kong

Common Stock        Mr.Richard Che Keung Wong                         2,000,000     5.6%
                      Suite E, 15/F, Ho Lee Commercial Building,
                      40 D'Aguilar Street, Central, Hong Kong



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following table sets forth, as of March 30, 2001, the record and beneficial ownership of Common Stock (the only voting securities) of the Company by each director and officer, all directors and officers as a group, and each person known to us to own beneficially, or of record, five percent or more of the total issued and outstanding Common Stock of the Company.

                                                                         Amount of
                                                                         Beneficial         Percentage
Title of Class      Name, Title  and Address of Beneficial Owner         Ownership(1)       of Class
--------------      --------------------------------------------         -------------      ----------
Common Stock        Thomas Yan Chuen Chu                                                        0.00%
                      President, and Director                                     0(3)
                      8/F Guangdong Textile Centre
                      22 Minden Avenue, Tsimshatsui
                      Kowloon, Hong Kong

Common Stock        Pauline Wai Man Chu                                   1,366,667             3.87%
                      Director
                      8/F Guangdong Textile Centre
                      22 Minden Avenue, Tsimshatsui
                      Kowloon, Hong Kong

Common Stock        Hardy Kung Chin Lok                                   3,250,000             9.21%
                      Director
                      Suite E, 15/F, Ho Lee
                      Commercial Building, 40
                      D'Aguilar Street, Central
                      Hong Kong

Common Stock        Richard Che Keung Wong                                2,000,000             5.67%
                      Vice President - Corporate
                      Development and Past Director
                      Suite E, 15/F, Ho Lee
                      Commercial Building, 40
                      D'Aguilar Street, Central
                      Hong Kong

Common Stock        King Kwok Yu                                          2,000,000             5.67%
                      Treasurer, Secretary, Controller
                      and Past Director
                      Suite E, 15/F, Ho Lee
                      Commercial Building, 40
                      D'Aguilar Street, Central
                      Hong Kong

Common Stock        GI-Tech Developments Limited(2)                      25,299,999(3)         71.71%
                      Stockholder
                      8/F Guangdong Textile Centre
                      22 Minden Avenue, Tsimshatsui
                      Kowloon, Hong Kong
-------------------------------------------------------------------------------------------------------
 All directors and officers as a group (5 persons)                       33,916,666         24.42%
                                                                                            of
                                                                                            authorized
                                                                                            shares

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security).

(2) GI-Tech Developments Limited is a privately held corporation organized under the laws of the British Virgin Islands. All of the issued and outstanding Common Stock of GI-Tech is beneficially owned by Mr. Thomas Yan Chuen Chu.

(3) Mr. Thomas Yan Chuen Chu is the direct and beneficial owner of all of the issued and outstanding Common Stock of GI-Tech Developments Limited and as such has beneficial ownership of all 25,999,999 shares of the Company now owned by GI-Tech Developments Limited.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Articles of Incorporation filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on May 12, 1999, as amended on June 1, 1999.*

          3.2 By-Laws filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on May 12, 1999, as amended on June 1, 1999.*

          4.1 Instruments Defining the Rights of Holders filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on May 12, 1999, as amended on June 1, 1999.*

          23.1 Consent of Accountants

     (b) The Company filed an amended report on Form 8-K on November 9, 2000, and a current report on Form 8-K on December 7, 2000, both of which occurred during the last quarter of the period covered by this Annual Report.*

----------
*    Incorporated by reference as noted above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUPPLY CHAIN SERVICES INC.

                                        By: /s/ Thomas Yan Chuen Chu
                                            -----------------------------------
                                            Thomas Yan Chuen Chu
                                            President and Chairman of the Board

                                            Date: March 30, 2001

     In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By: /s/ Pauline Wai Man Chu
                                            -----------------------------------
                                            Pauline Wai Man Chu
                                            Director and Vice Chairman
                                            Date: March 30, 2001



                                        By: /s/ Hardy Kung Chin Lok
                                            -----------------------------------
                                            Hardy Kung Chin Lok
                                            Director
                                            Date: March 30, 2001



                                        By: /s/ King-Kwok Yu
                                            -----------------------------------
                                            King-Kwok Yu
                                            Secretary, Treasurer, and Controller
                                            Date: March 30, 2001

SUPPLY CHAIN SERVICES INC.


REPORT AND FINANCIAL STATEMENTS
FOR THE PERIOD FROM
SEPTEMBER 10, 1997 TO DECEMBER 31, 1998
AND YEARS ENDED DECEMBER 31, 1999 AND 2000

SUPPLY CHAIN SERVICES INC.


REPORT AND FINANCIAL STATEMENTS
FOR THE PERIOD FROM
SEPTEMBER 10, 1997 TO DECEMBER 31, 1998
AND YEARS ENDED DECEMBER 31, 1999 AND 2000


CONTENTS                                                                Pages
--------                                                               -------
Report of Independent Public Accountants                                1 to 2

Consolidated Balance Sheets                                                  3

Consolidated Statements of Operations                                        4

Consolidated Statements of Cash Flows                                        5

Consolidated Statements of Changes in Stockholders' Equity                   6

Notes to Consolidated Financial Statements                             7 to 14

SUPPLY CHAIN SERVICES INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Supply Chain Services Inc.:

We have audited the accompanying consolidated balance sheets of Supply Chain Services Inc. (a company incorporated in the State of Delaware, United States of America; formerly known as Paddington Inc.; ("the Company") and Subsidiaries ("the Group") as of December 31, 1998, 1999 and 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the period from September 10, 1997 (date of incorporation of the Company's subsidiary, Leader Industrial Group Limited) to December 31, 1998 and years ended 31 December, 1999 and 2000. These financial statements give retroactive effect, for all years and period presented, to the acquisition of Supply Chain Services Limited and Leader Industrial Group Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                                (cont'd ... p.2)

SUPPLY CHAIN SERVICES INC.

To the Stockholders and the Board of Directors of Supply Chain Services Inc.:



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supply Chain Services Inc. and Subsidiaries as of December 31, 1998, 1999 and 2000, and the results of their operations and cash flows for the period from September 10, 1997 (date of incorporation of the Company's subsidiary, Leader Industrial Group Limited) to December 31, 1998 and years ended December 31, 1999 and 2000 after giving retroactive effect to the acquisition of Supply Chain Services Limited and Leader Industrial Group Limited as a reverse acquisition as described in
Note 2 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.




ARESON & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


DATED   March 19, 2001    HONG KONG

SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998, 1999 AND 200
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                          As of 12.31.
                                                               ---------------------------------
                                                  Notes           2000         1999         1998
                                                  -----           ----         ----         ----
                                                                     $            $            $
ASSETS

Current assets:
Cash and bank deposits                                         191,762       55,099       25,031
Accounts receivable                                            120,689       35,563            -
Stock subscription receivable                                   50,000            -            -
Other receivable and prepayments                               111,910       25,985          399
Deposits                                            5           32,872        7,247            -
Due from stockholders                              12            7,958            -            -
                                                              --------      -------       ------
TOTAL CURRENT ASSETS                                           515,191      123,894       25,430

Furniture, fixtures, equipment and capital
  lease, net                                        6           45,622       64,951       15,509

Deferred expenses, net                              7           49,291       59,375       28,500
Deferred taxation                                   9           26,781            -            -
                                                              --------      -------       ------
TOTAL ASSETS                                                   636,885      248,220       69,439
                                                              ========      =======       ======
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
Capital lease obligations, current portion          8           16,129       16,129        4,801
Accounts payable                                               112,840            -            -
Other payable and accrued liabilities                          171,677       31,661        8,245
Deposits from customers                                          1,605        3,029            -
Due to a stockholder                               12              219       20,143       27,247
Provision for taxation                                          13,781       13,123            -
                                                              --------      -------       ------
TOTAL CURRENT LIABILITIES                                      316,251       84,085       40,293

Capital lease obligations, non-current              8           32,258       48,387        6,402
  portion
Due to a stockholder                               12           66,748            -            -
Deferred taxation                                   9                -        8,984        4,777
                                                              --------      -------       ------
TOTAL LIABILITIES                                              415,257      141,456       51,472
                                                              --------      -------       ------
Stockholders' equity:
Common stock, par value                            10            3,528        3,333        3,333
Addition paid-in capital                                       379,846            -            -
Retained earnings (deficit)                                   (161,746)     103,431       14,634
                                                              --------      -------       ------
TOTAL STOCKHOLDERS' EQUITY                                     221,628      106,764       17,967
                                                              --------      -------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     636,885      248,220       69,439
                                                              ========      =======       ======



The notes on pages 7 through 18 are an integral part of the consolidated financial statements.

SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 10, 1997 TO DECEMBER 31, 1998
AND YEARS ENDED DECEMBER 31, 1999 AND 2000
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                        Year ended 12.31.              Period from
                                                   ----------------------------        9.10.1997 to
                                          Notes          2000              1999        12.31.1998
                                          -----          ----              ----        ------------
                                                            $                 $                   $
Sales and services                                    628,201         1,990,746             242,760
Cost of sales and services                           (501,204)       (1,789,512)           (170,462)
                                                   ----------        ----------          ----------
Gross profit                                          126,997           201,234              72,298
Commission income                                      10,580            53,664                   -
Retainer fee                                           34,000           110,000                   -
                                                   ----------        ----------          ----------
                                                      171,577           364,898              72,298
Selling expenses                                      (16,348)           (6,677)             (4,438)
General and administrative expenses                  (389,539)         (195,563)            (31,626)
Depreciation and amortization                         (65,061)          (55,036)            (14,360)
                                                   ----------        ----------          ----------
OPERATING INCOME (LOSS)                              (299,371)          107,622              21,874
Other income                                            3,032             1,016                   -
Interest expenses                                      (3,945)           (2,512)             (2,463)
                                                   ----------        ----------          ----------
INCOME (LOSS) BEFORE INCOME TAXES                    (300,284)          106,126              19,411
Income taxes                                9          35,107           (17,329)             (4,777)
                                                   ----------        ----------          ----------
NET INCOME (LOSS)                                    (265,177)           88,797              14,634
                                                   ==========        ==========          ==========
EARNINGS (LOSS) PER COMMON SHARE                     (0.00792)          0.00266            0.000439
                                                   ==========        ==========          ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        33,466,894        33,333,333          33,333,333
                                                   ==========        ==========          ==========



The notes on pages 7 through 18 are an integral part of the consolidated financial statements.

SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 10, 1997 TO DECEMBER 31, 1998
AND YEARS ENDED DECEMBER 31, 1999 AND 2000
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                            Year ended 12.31.        Period from
                                                          ----------------------     9.10.1997 to
                                                              2000          1999     12.31.1998
                                                              ----          ----    --------------
                                                                 $             $                $
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                         (265,177)       88,797           14,634
Adjustments to reconcile net income (loss) to net
cash provided by (paid for) operating activities:
Depreciation and amortization                               65,061        55,036           14,360
Loss on sale of motor vehicle                                    -         2,328                -
Income tax provision (credit)                              (35,107)       17,329            4,777
Decrease/(Increase) in operating assets:
Accounts receivable                                        (85,126)      (35,563)               -
Other receivable and prepayments                           (85,925)      (25,586)            (399)
Deposits                                                   (25,625)       (7,247)               -
Due from stockholders                                       (7,958)            -                -
Increase/(Decrease) in operating liabilities:
Accounts payable                                           112,840             -                -
Other payable and accrued liabilities                      140,016        23,416            8,245
Deposits from customers                                     (1,424)        3,029                -
Due to a stockholder                                        46,824        (7,104)          27,247
                                                          ---------      --------         --------
NET CASH PROVIDED BY (PAID FOR) OPERATING ACTIVITIES      (141,601)      114,435           68,864

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of motor vehicle                              -         6,194               -
Purchases of furniture, fixtures and equipment             (11,648)      (27,108)          (2,323)
Deferred expenses                                          (24,000)      (52,250)         (38,000)
                                                          ---------      --------         --------
NET CASH USED IN INVESTING ACTIVITIES                      (35,648)      (73,164)         (40,323)
                                                          ---------      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of shares                                         330,041             -            3,333
Repayment of capital element of capital lease
  obligations                                              (16,129)      (11,203)          (6,843)
                                                          ---------      --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        313,912       (11,203)          (3,510)
                                                          ---------      --------         --------
NET INCREASE IN CASH AND BANK DEPOSITS                     136,663        30,068           25,031
CASH AND BANK DEPOSITS AS OF BEGINNING OF YEAR/PERIOD       55,099        25,031                -
                                                          ---------      --------         --------
CASH AND BANK DEPOSITS AS OF END OF YEAR/PERIOD            191,762        55,099           25,031
                                                          =========      ========         ========



The notes on pages 7 through 18 are an integral part of the consolidated financial statements.

SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 10, 1997 TO DECEMBER 31, 1998
AND YEARS ENDED DECEMBER 31, 1999 AND 2000
(AMOUNTS EXPRESSED IN UNITED STATED DOLLARS)


                                            Common stock
                                      -----------------------
                                                                  Additional     Retained
                                       Number of                    paid-in       Earnings
                                        shares        Amount        capital       (deficit)
                                      ----------     --------     ----------    -----------
                                               $            $              $             $

Insurance of new shares               33,333,333     3,333.33

Net income from September 10, 1997
  to December 31, 1998                                                              14,634
                                      ----------     --------        -------      --------
Balance as of December 31, 1998       33,333,333     3,333.33             -         14,634
Net income from January 1, 1999 to
  December 31, 1999                            -            -              -        88,797
                                      ----------     --------        -------      --------
Balance as of December 31, 1999       33,333,333     3,333.33              -       103,431
Issuance of new shares                 1,950,000       195.00        389,805             -
Shares issue costs                             -            -         (9,959)            -
Net loss from January 1, 2000 to
  December 31, 2000                            -            -              -      (265,177)
                                      ----------     --------        -------      --------
Balance as of December 31, 2000       35,283,333     3,528.33        379,846      (161,746)
                                      ==========     ========        =======      ========


The notes on pages 7 through 18 are an integral part of the consolidated financial statements.

SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


1       ORGANIZATION AND PRINCIPAL ACTIVITIES

        Supply Chain Services Inc. (the" Company") was incorporated in the State of Delaware, United States of America, on March 29, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. On August 28, 2000, the Company acquired 100% equity interest in Supply Chain Services Limited ("SCSL") and its wholly-owned subsidiary, Leader Industrial Group Limited ("LIGL"), in a transaction which is described below in this Note. With effect from August 31, 2000, the Company changed its name from Paddington Inc. to Supply Chain Services Inc, the present one.

        During the period from March 29, 1999 (date of incorporation) to August 28, 2000 (date of acquisition of SCSL and its wholly-owned subsidiary, LIGL by the Company), the Company's sole asset was cash on hand in the amount of $600 and the Company was considered as a Development Stage Enterprise.

        ACQUISITION OF SCSL AND ITS WHOLLY-OWNED SUBSIDIARY LIGL

        On August 28, 2000, the Company consummated a stock-for-stock merger transaction whereby the Company acquired, for an aggregate price of $2,733.33, 10,000 shares of common shares, par value HK$1 each, representing all of the issued and outstanding shares of SCSL in exchange for the issuance by the Company of 27,333,333 shares of its common stock to Gi-Tech Developments Limited ("Gi-Tech") and Miss Pauline Wai Man Chu ("the SCSL stockholders"), and a designee of Gi-Tech pursuant to the Share Exchange Agreement signed on the same date by and amongst the Company, the SCSL stockholders. Gi-Tech is a company incorporated in the British Virgin Islands and Mr. Thomas Yan Chuen Chu ("Mr. Chu") is the beneficial owner of all of its issued and outstanding common stock, and as such is the beneficial owner of all 25,299,999 shares of the Company now owned by Gi-Tech. In connection with the transaction, Gi-Tech designated Mr. Tze Tat Fung to receive 666,667 shares of common stock of the Company. Miss Pauline Wai Man Chu received 1,366,667 shares of the Company's shares in connection with the transaction.

        LIGL was incorporated in Hong Kong on September 10, 1997 and commenced business mainly in the trading of toys in April 1998. All the then issued and outstanding common shares of LIGL were owned by Gi-Tech which was 100% beneficially owned by Mr. Chu.

        On March 12, 1999, SCSL was incorporated in Hong Kong. 95% of the issued and outstanding common shares of SCSL were owned by Gi-Tech and were therefore beneficially owned by Mr. Chu. 5% of the issued and outstanding common shares of SCSL were owned by Miss Pauline Wai Man Chu. SCSL commenced business as a supply chain management services provider in April 1999. In April 1999, SCSL acquired the entire issued and outstanding common shares of LIGL. After the acquisition, Gi-Tech, which remained to be 100% beneficially owned by Mr. Chu, owned indirectly 95% of LIGL's issued and outstanding common shares and Miss Pauline Wai Man Chu became a 5% indirect shareholder of LIGL.

        SCSL has its headquarters in Hong Kong and has representative offices in Mainland of the People's Republic of China (the "PRC") and in Taiwan.

2       BASIS OF PRESENTATION

        The acquisition of SCSL and its wholly-owned subsidiary, LIGL, by the Company on August 28, 2000 has been treated as a reverse acquisition since SCSL is the continuing entity as a result of the stock-for-stock merger transaction as described above in Note 1 to the accompanying financial statements. On this basis, the historical financial statements prior to August 28, 2000 represent the consolidated financial statements of SCSL and LIGL.

        The consolidated financial statements of SCSL, and LIGL were prepared on the basis as if SCSL and LIGL had been a single group since September 10, 1997 (the date of incorporation for LIGL and the earliest date covered by this report) since both companies had been under common majority ownership and management, and carried out complimentary business activities since the date of incorporation.

        The historical stockholders' equity accounts of the Company as of December 31, 1999 has been retroactively restated to reflect the issuance of 27,333,333 shares of common stock of par value $0.0001 each in connection with the acquisition.

3       SUBSIDIARIES

        Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 2000 were as follows:

                                                          Percentage of
                                                          equity
                                         Place of         interest
        Name                             incorporation    held             Principal activities
        -------------------------------  ---------------  ---------------  ------------------------
        Supply Chain Services Limited    Hong Kong        100%             Provision supply chain
                                                                           management services

        Leader Industrial Group Limited  Hong Kong        100%             Toy trading

4       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative translation adjustments.

        EARNINGS (LOSS) PER COMMON SHARE

        Earning (Loss) per common share is computed in accordance with Statement of Financial Accounting Standards No.128 by dividing net income (loss) for each year by the weighted average number of shares of common stock outstanding during the years, as if the common stock issued for the acquisition of SCSL and LIGL (see Note 1). The weighted average number of shares used to compute earnings (loss) per common share is 33,333,333 for the period ended December 31, 1998 and year ended December 31, 1999, and 33,466,894 for the year ended December 31, 2000.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

5       DEPOSITS


                                                                         As of 12.31.
                                                                -------------------------------
                                                                  2000         1999        1998
                                                                     $            $           $
        Deposits comprised:

        Deposits to suppliers                                    1,605          304           -
        Rental and utility deposits                             31,267        6,943           -
                                                                ------       -------       ----
                                                                32,872        7,247           -
                                                                ======       =======       ====

6       FURNITURE, FIXTURES, EQUIPMENT AND CAPITAL LEASE

        Furniture, fixtures, equipment and capital lease comprised:

                                                                         As of 12.31.
                                                              -----------------------------------
                                                                 2000          1999          1998
                                                                 ----          ----          ----
                                                                    $             $             $
        Furniture, fixtures and equipment:
        Furniture and fixtures                                  3,778         1,885             -
        Office equipment                                       16,036        14,023         2,323
        Leasehold improvements                                 11,846         4,104             -
        Capital lease:
        Motor vehicle                                          73,935        73,935        18,046
                                                              -------       -------        ------
        Total cost                                            105,595        93,947        20,369
        Less   Accumulated depreciation:
               Furniture, fixtures and equipment              (10,683)       (4,351)         (348)
               Capital lease                                  (49,290)      (24,645)       (4,512)
                                                              -------       -------        ------
        Furniture, fixtures, equipment and
          capital lease, net                                   45,622        64,951        15,509
                                                              =======       =======        ======


7       DEFERRED EXPENSES

                                                                         As of 12.31.
                                                              -----------------------------------
                                                                 2000          1999          1998
                                                                 ----          ----          ----
                                                                    $             $             $

        Advertising subsidies, cost                           114,250        90,250        38,000
        Less: Accumulated amortization                        (64,959)      (30,875)       (9,500)
                                                              -------       -------        ------
        Deferred expenses, net                                 49,291        59,375        28,500
                                                              =======       =======        ======

8       CAPITAL LEASE OBLIGATIONS

        Future minimum lease payments under capital lease, together with the present value of the minimum lease payments, are as follows:

                                                                       As of 12.31.
                                                            -------------------------------------
                                                               2000           1999           1998
                                                               ----           ----           ----
                                                                  $              $              $
        Payable:
        Within one year                                      20,000         20,000          6,039
        In the second year                                   20,000         20,000          6,039
        In the third to fourth years, inclusive              20,002         40,002          2,013
                                                            -------        -------         ------
                                                             60,002         80,002         14,091
        Less: imputed interest                              (11,615)       (15,486)        (2,888)
                                                            -------        -------         ------
        Present value of minimum lease payments              48,387         64,516         11,203
        Less: current portion                               (16,129)       (16,129)        (4,801)
                                                            -------        -------         ------
        Non-current portion                                  32,258         48,387          6,402
                                                            =======        =======         ======

9       INCOME TAXES

        The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company has not yet commenced any business operations up to December 31,2000 and is therefore not subject to any income taxes. The Hong Kong subsidiaries are subject to Hong Kong profits tax at the rate of 16%.


        Income tax credit (charge) comprised:

                                                                                         Period from
                                                                                         9.10.1997 to
                                                              Year ended 12.31.           12.31.1998
                                                            --------------------         ------------
                                                              2000          1999
                                                              ----          ----
                                                                 $             $
        Hong Kong profits tax:
        Current                                               (658)      (13,122)                  -
        Deferred                                            35,765        (4,207)             (4,777)
                                                            ------       -------              ------
                                                            35,107       (17,329)             (4,777)
                                                            ======       =======              ======

        Components of deferred tax assets (liabilities) are as follows:

                                                                      As of 12.31.
                                                            -------------------------------------
                                                              2000            1999           1998
                                                              ----            ----           ----
                                                                 $               $              $

        Cumulative tax losses                               36,842           2,234            781
        Accumulated differences between
          taxation allowances and
          depreciation/amortization expenses
          of:
          Furniture, fixtures and equipment                 (2,174)         (1,718)          (998)
          Deferred expenses                                 (7,887)         (9,500)        (4,560)
                                                            ------          ------         ------
                                                            26,781          (8,984)        (4,777)
                                                            ======          ======         ======

        The tax loss carry forwards have no expiration date.

10      SHARE CAPITAL

        PREFERRED STOCK

        The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 each, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        COMMON STOCK

        The Company is authorized to issue 120,000,000 shares of common stock with a par value of $0.0001 each. During the period from March 29, 1999 (date of incorporation) to September 3, 2000, the Company had 6,000,000 shares of issued and outstanding common stock. On September 4, 2000, the Company issued 27,333,333 shares of common stock of par value $0.0001 each to the SCSL stockholders and a designee of one of the SCSL stockholders in connection with its acquisition of SCSL as described in Notes 1 and 2 to these financial statements. On December 7, 2000, the Company issued 1,250,000 and 700,000 shares of common stock of par value $0.0001 each to Mr. Hardy Kung Chin Lok and Mr. Eddie Chow in exchange for the cash consideration of $250,000 and $140,000 respectively. $340,000 of these cash consideration had been received by the Company as at the balance sheet date and the remaining $50,000 received in January 2001.

11      OPERATING LEASE COMMITMENTS

        At the balance sheet date, the Group had operating lease agreements for office and quarters premises which extend through December 2002.

        Future minimum rental payments under the non-cancellable operating leases are as follows:

                                                                       As of 12.31.
                                                             ------------------------------------
                                                                2000           1999          1998
                                                                ----           ----          ----
                                                                   $              $             $
        Payable:
        Within one year                                       98,561         35,226             -
        In the second year                                    76,703          5,871             -
                                                             -------         ------          ----
                                                             175,264         41,097             -
                                                             =======         ======          ====

12      RELATED PARTY TRANSACTIONS

        Details of the amount due from/to stockholders of the Company are as follows:

                                                                         As of 12.31.
                                                              -----------------------------------
                                                                2000           1999          1998
                                                                ----           ----          ----
                                                                   $              $             $
        Due from:
        Mr. King Kwok Yu,
        Mr. Hardy Kung Chin Lok
        & Mr. Richard Che Keung Wong jointly                   7,958              -             -
                                                              ======         ======        ======
        Due to:
        Mr. King Kwok Yu                                         219              -             -
                                                              ======         ======        ======
        Gi-Tech Developments Limited
          ("Gi-Tech")                                         66,748         20,143        27,247
                                                              ======         ======        ======

        The amount due to Gi-Tech is unsecured and non-interest bearing. There subsisted a subordination agreement between the subsidiaries and Gi-Tech whereby all sums for which the subsidiaries are presently indebted or may become indebted to Gi-Tech shall not be repayable or repaid in whole or in part, except in the event of any proceedings analogous to the winding-up, liquidation or dissolution of the subsidiaries.

        The amount due from/to other individual stockholders is unsecured, non-interest bearing and without pre-determined repayment terms.

13      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash paid for interest and income taxes comprised:



                                                             Year ended 12.31.       Period from
                                                            ------------------       9.10.1997 to
                                                             2000         1999        12.31.1998
                                                             ----         ----       ------------
                                                                $            $                  $
        Interest                                            3,945        2,512              2,463
                                                            =====        =====              =====
        Income taxes                                           -             -                  -
                                                            =====        =====              =====

        Supplemental disclosure of investing activities:

        During the period ended December 31, 1998 and year ended December 31, 1999, the Group entered into capital lease arrangements to purchase a motor vehicle with a capital value of $18,046 and $64,516 respectively.

14      OTHER SUPPLEMENTAL INFORMATION

        The following items were included in the consolidated statements of operations:


                                                              Year ended 12.31.       Period from
                                                            --------------------      9.10.1997 to
                                                             2000          1999        12.31.1998
                                                            ------       -------      ------------
                                                                 $             $                 $

        Amortization of deferred expenses                   34,084        21,375             9,500
        Depreciation of furniture, fixture
          and equipment
          - owned assets                                     6,332         4,003               348
          - assets held under capital lease                 24,645        29,658             4,512
        Interest expenses for capital lease
          obligations                                        3,945         2,512             2,155
        Operating  lease rentals for premises,  net
        of sub-rental income                                29,739         7,812                 -
        Loss on sale of motor vehicle                            -         2,328                 -
        Net foreign exchange loss (gain)                    (2,907)        4,077               197
        Repairs and maintenance                                479           188             3,835
                                                            ======        ======             =====


15      SEGMENTAL ANALYSIS

        MAJOR CUSTOMERS

        Details of individual customers accounting for more than 5% of the Group's sales and services are as follows:



                                                            Year ended 12.31.            Period from
                                                           ------------------           9.10.1997 to
                                                           2000          1999            12.31.1998
                                                           ----          ----           ------------
        Rumpus Corporation                                 36.7%         77.5%                    -
        Sears, Reebuck & Co.                               26.9%         13.2%                 96.2%
        North American Bear Co. Inc.                        9.9%            -                     -
        Focus Group                                         5.3%            -                     -
        Sports Manufacturers International Inc.             5.2%            -                     -
                                                           ====          ====                  ====

        MAJOR SUPPLIERS

        Details of individual suppliers accounting for more than 5% of the Group's purchases and services are as follows:




                                                            Year ended 12.31.        Period from
                                                           -------------------       9.10.1997 to
                                                           2000           1999       12.31.1998
                                                           ----           ----       ------------
        Pelagie Industrial Ltd                             65.4%          64.3%             52.4%
        Bondrich Development Ltd                              -           22.9%             21.2%
        Play Vogue Industrial Co. Ltd                         -              -              21.9%
        Mutual Fit Company Limited                            -           10.6%                -
        Zui Fat Industrial Ltd                             10.4%             -                 -
        Winch Printers Ltd                                  8.6%             -                 -
        Winfaith Shipping Ltd                               6.6%             -                 -
                                                           ====           ====              ====

16      SUBSEQUENT EVENTS

        To cope with the potential growth for the Group's business, the following significant events occurred subsequent to the balance sheet date:

        The Group established a new office in Shenzhen, PRC for its sourcing, quality control and logistics staff. In connection with the operation of the new office, the Group has entered into operating lease agreements for office premises and motor vehicle which extend through December 2003.

        Future minimum rental payments under the non-cancellable operating leases are as follows:

                                                                Office                 Motor
                                                              premises               vehicle
                                                              --------               -------
                                                                     $                     $
        Payable:
        Within one year                                          9,100                11,600
        In the second year                                       2,800                11,600
        In the third year                                          180                11,600
                                                                ------                ------
                                                                12,080                34,800
                                                                ======                ======

        The Group is in the progress of establishing an internet platform to enable the use of a set of proprietary web-based supply chain management software with a view to promote its technology capabilities to potential customers. On January 3, 2001, the Group entered into an agreement for the development of the software at a fee of $550,000, to be payable by monthly instalments within one year from the balance sheet date. No contract has yet been entered for purchase of computer hardware. However, the management anticipates that $129,000 will be utilized in this respect. Expenditure incurred up to the balance sheet date and directly attributable to the development of the internet platform amounting to $16,516 is included as prepayment in the balance sheet.