Form 10QSB
period 2001-03-31
SUPPLY CHAIN SERVICES INC
filed 2001-05-14
CIK 1086239

================================================================================




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:            March 31, 2001
                                         ---------------------------------------
     OR

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from              to
                                         -------------  ------------------------

     Commission File No.        0-26049
                        -----------------------

                           Supply Chain Services Inc.
                    ----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Delaware                            59-2159951
    ---------------------------------           ------------------
      (State or other jurisdiction                 (IRS Employer
    of incorporation or organization)           Identification No.)

                 8/F Guangdong Textile Centre, 22 Minden Avenue,
                         Tsimshatsui, Kowloon, Hong Kong
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (852) 2366-8312
                    -----------------------------------------
                           (Issuer's telephone number)


                                      n.a.
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

                    Yes    X                     No
                       ---------                   ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

  Common Stock outstanding at March 31, 2001: 35,533,333 shares of $.0001 par value

       ------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one).

   Yes                                         No    X
      -------------                              ----------

================================================================================


                           SUPPLY CHAIN SERVICES INC.

                                      INDEX


PART I FINANCIAL INFORMATION


Item I    Consolidated Condensed Balance Sheets as of
           December 31, 2000 (audited) and as of
           March 31, 2001 (unaudited)

           Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended
           March 31, 2000 and 2001

           Unaudited Consolidated Condensed Statements of
           Cash Flows for the three and nine months ended
           March 31, 2000 and 2001

           Notes to Consolidated Condensed Financial Statements


Item 2    Management's Discussion and Analysis



PART II OTHER INFORMATION


Item 1    Legal Proceedings

Item 2    Changes in Securities

Item 3    Defaults upon Senior Securities

Item 4    Submission of Matters to a vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K


Signature page

                        PART I -- FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS


                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   -------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
           DECEMBER 31, 2000 (AUDITED) AND MARCH 31, 2001 (UNAUDITED)
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)
         --------------------------------------------------------------



                                                                                            DECEMBER 31,           MARCH 31,
                                                                           NOTES                2000                  2001
                                                                           -----            ------------          -----------
                                                                                                                  (UNAUDITED)
                                                                                                  $                    $
ASSETS
Current assets:
Cash and bank deposits                                                                          191,762              42,046
Accounts receivable                                                                             120,689              25,941
Stock subscription receivable                                                                    50,000                   -
Other receivable and prepayments                                                                111,910             238,201
Deposits                                                                      5                  32,872              31,901
Due from stockholders                                                        12                   7,958               7,958
                                                                                               --------            --------
Total current assets                                                                            515,191             346,047
Furniture, fixtures, equipment and capital lease, net                         6                  45,622              49,298
Deferred expenses, net                                                        7                  49,291              39,771
Deferred taxation                                                             9                  26,781              26,781
                                                                                               --------            --------
Total assets                                                                                    636,885             461,897
                                                                                               ========            ========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
Capital lease obligations, current portion                                    8                  16,129              16,129
Accounts payable                                                                                112,840              44,842
Other payable and accrued liabilities                                                           171,677             189,409
Deposits from customers                                                                           1,605                   -
Due to a stockholder                                                         12                     219                 219
Provision for taxation                                                                           13,781              13,781
                                                                                               --------            --------
Total current liabilities                                                                       316,251             264,380
Capital lease obligations, non-current portion                                8                  32,258              28,226
Due to a stockholder                                                         12                  66,748             138,082
                                                                                               --------            --------
Total liabilities                                                                               415,257             430,688
                                                                                               --------            --------
Stockholders' equity:
Common stock, par value                                                                           3,528               3,553
Addition paid-in capital                                                                        379,846             429,821
Retained earnings (deficit)                                                                    (161,746)           (402,165)
                                                                                               --------            --------
Total stockholders' equity                                                                      221,628              31,209
                                                                                               ========            ========

Total liabilities and stockholders' equity                                                      636,885             461,897
                                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   -------------------------------------------
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            ---------------------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 2001
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)
         ---------------------------------------------------------------


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   MARCH 31,                          MARCH 31,
                                                        ----------------------------        ----------------------------
                                             NOTES           2000            2001              2000              2001
                                             -----      ----------        ----------        ----------        ----------
                                                              $                $                 $                 $
Sales and services                                          50,272            40,861         2,041,018           548,342
Cost of sales and services                                 (40,568)          (28,390)       (1,830,080)         (439,426)
                                                        ----------        ----------        ----------        ----------
Gross profit                                                 9,704            12,471           210,938           108,916
Commission income                                            1,498               659            60,162             8,393
Retainer fee                                                10,000                --           115,000            18,000
                                                        ----------        ----------        ----------        ----------
                                                            21,202            13,130           386,100           135,309
Selling, general and administrative
 expenses                                                  (77,591)         (236,073)         (249,109)         (488,737)
Depreciation and amortization                              (15,265)          (16,889)          (60,820)          (51,419)
                                                        ----------        ----------        ----------        ----------
Operating income (loss)                                    (71,654)         (239,832)           76,171          (404,847)
Other income                                                    --               381               822               505
Interest expenses                                             (968)             (968)           (2,836)           (2,978)
                                                        ----------        ----------        ----------        ----------
Income (loss) before income taxes                          (72,622)         (240,419)           74,157          (407,320)
Income taxes                                   9                 *                 *           (22,107)           24,539
                                                        ----------        ----------        ----------        ----------
Net income (loss)                                          (72,622)         (240,419)           52,050          (382,781)
                                                        ==========        ==========        ==========        ==========
Earnings (Loss) per common share                          (0.00218)         (0.00677)          0.00156          (0.01077)
                                                        ==========        ==========        ==========        ==========
Weighted average number of common shares
 outstanding                                            33,333,333        35,533,333        33,333,333        33,533,333
                                                        ==========        ==========        ==========        ==========

------------
* Insignificant amount not provided for

The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   -------------------------------------------
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 2001
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                         NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                     2000               2001
                                                                    -------           --------
                                                                       $                  $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    52,050           (382,781)
Adjustments to reconcile net income (loss) to net
 cash provided by (paid for) operating activities:
Depreciation and amortization                                        60,820             51,419
Loss on sale of motor vehicle                                         2,328                 --
Income tax provision (credit)                                        22,107            (24,539)
Decrease/(Increase) in operating assets:
Accounts receivable                                                  (1,850)             8,094
Other receivable and prepayments                                    (23,145)          (178,287)
Deposits                                                            (17,197)           (21,740)
Due from stockholders                                                    --             (7,958)
Increase/(Decrease) in operating liabilities:
Accounts payable                                                      4,475             23,509
Other payable and accrued liabilities                                13,649            175,117
Deposits from customers                                              12,951            (20,085)
Due to a stockholder                                                (30,605)            25,162
                                                                    -------           --------
Net cash provided by(paid for) operating activities                  95,583           (352,089)
                                                                    -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of motor vehicle                                   6,194                 --
Purchases of furniture, fixtures and equipment                      (27,586)           (21,567)
Deferred expenses                                                   (52,250)           (24,000)
                                                                    -------           --------
Net cash used in investing activities                               (73,642)           (45,567)
                                                                    -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares                                                       --            430,041
Repayment of capital element of capital lease obligations           (12,834)           (12,096)
                                                                    -------           --------
Net cash provided by(used in) financing activities                  (12,834)           417,945
                                                                    -------           --------
Net increase in cash and bank deposits                                9,107             20,289

Cash and bank deposits as of beginning of period                      4,698             21,757
                                                                    -------           --------
Cash and bank deposits as of end of period                           13,805             42,046
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

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
              ----------------------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE INDICATED)
            ---------------------------------------------------------

           (Information as of March 31, 2001 and for the three months and nine months ended March 31, 2001, respectively is unaudited)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     The Company was incorporated in the State of Delaware, United States of America, on March 29, 1999 in the name of Paddington Inc. by Messrs. King Kwok Yu, Richard Che Keung Wong and Hardy Kung Chin Lok to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.

     On May 12, 1999, we voluntarily filed a Registration Statement Form 10-SB with the Securities and Exchange Commission the Exchange Act under the Securities Exchange Act of 1934. We filed an amended Registration Statement Form 10-SB/A with the Securities and Exchange Commission on June 1, 1999. During the quarter ended September 1999, the Company became a reporting company under the Securities Exchange Act of 1934. During the period from March 29, 1999 (date of incorporation) to August 28, 2000 (date of acquisition of SCSL and its wholly-owned subsidiary, LIGL by the Company), the Company's sole asset was cash on hand in the amount of US$ 600 and the Company was considered as a Development Stage Enterprise.

     On August 28, 2000, we acquired a 100% equity interest in SCSL and its wholly-owned subsidiary, LIGL, in the transaction described below and in a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2000, as amended on November 9, 2000. As of August 31, 2000, the Company changed its name from Paddington Inc. to Supply Chain Services Inc., its current name.

     On August 28, 2000, we completed a stock-for-stock merger transaction in which we acquired, for an aggregate price of $2,733.33, 10,000 shares of common shares, par value HK$ 1 each, representing all of SCSL issued and outstanding shares in exchange for our issuance of 27,333,333 shares of Common Stock to Gi-Tech Developments Limited ("Gi-Tech") and Miss Pauline Wai Man Chu ("the SCSL stockholders"), and a designee of Gi-Tech pursuant to Share Exchange Agreement. Gi-Tech is a company incorporated in the British Virgin Islands and Mr. Thomas Yan Chuen Chu ("Mr. Chu") is the beneficial owner of all of its issued and outstanding Common Stock, and thus is the beneficial owner of all 25,299,999 shares of the Company now owned by Gi-Tech. In connection with the transaction, Gi-Tech designated Mr. Tze Tat Fung to receive 666,667 shares of our Common Stock. Miss Pauline Wai Man Chu received 1,366,667 shares of our shares in connection with the transaction. As a result, on September 4, 2000, Messrs. King Kwok Yu and Richard Che Keung Wong resigned their positions as Directors of the Company, and Mr. Thomas Yan Chuen Chu and Miss Pauline Wai Man Chu were appointed as Directors of the Company with Mr. Thomas Yan Chuen Chu as Chairman of the Board. On the same day, Mr. King Kwok Yu also resigned his position as President of the Company, but continues to act as our Treasurer, Secretary and Controller, and Mr. Richard Che Keung Wong continues as Vice President -- Corporate Development. On September 4, 2000, Thomas Yan Chuen Chu was also appointed as our President. Mr. Hardy Kung Chin Lok resigned as Chairman of the Board but remains as a Director.

     Our company secretary, LIGL (formerly known as "Leader Holdings Limited") was incorporated in Hong Kong on September 10, 1997 with an authorized share capital of HK$ 10,000. Mr. Thomas Yan Chuen Chu and Mr. Jerry Wai Leung Yip were appointed Directors of LIGL on September 29, 1997. Mr. Jerry Wai Leung Yip resigned from his directorship on March 23, 2001 and replaced by Ms. Pauline Wai Man Chu as Director on the same date. LIGL commenced business mainly in the trading of toys in April 1998. All the then issued and outstanding common shares of LIGL were owned by Gi-Tech which was 100% beneficially owned by Mr. Chu.

     On March 12, 1999, SCSL (formerly known as "China Park Development Limited") was incorporated in Hong Kong. 95% of the issued and outstanding common shares of SCSL were owned by Gi-Tech and therefore beneficially owned by Mr. Chu. 5% of the issued and outstanding common shares of SCSL were owned by Fully Glory and beneficially owned by Miss Pauline Wai Man Chu. Mr. Chu, Mr. Pauline Wai Man Chu and Mr. Jerry Wai Leung Yip were appointed as Directors on April 21, 1999. SCSL commenced business as a supply chain management services provider in April 1999. Also in April 1999, SCSL acquired the entire issued and outstanding common shares of LIGL. On July 12, 1999, Mr. Jerry Wai Leung Yip resigned as Director.

2.   BASIS OF PRESENTATION

     The acquisition of SCSL and its wholly-owned subsidiary, LIGL, by the Company on August 28, 2000 was treated as a reverse acquisition since SCSL is the continuing entity in substance as a result of the stock-for-stock merger transaction as described in prior filings and financial statements with the Securities and Exchange Commission. On that basis, the historical financial statements prior to August 28, 2000 represent the consolidated condensed financial statements of SCSL and LIGL.

     The historical shareholders' equity accounts of the Company as of December 31, 2000 has been retroactively restated to reflect the issuance of 27,333,333 shares of common stock of par value $0.0001 each in connection with the acquisition.


3.   SUBSIDIARIES

     Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of March 31, 2001 were as follows:

                                                                  PERCENTAGE OF
                                         PLACE OF                 EQUITY INTEREST
NAME                                     INCORPORATION            HELD                 PRINCIPAL ACTIVITIES
----                                     -------------            ---------------      --------------------
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

     Foreign Currency Translation

     Transactions in foreign currencies are recorded at the applicable exchange rates ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable exchange rates ruling at that date. Exchange differences are included in the results of operations.

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

     Earnings (Loss) per Common Share

     Earning (Loss) per common share is computed in accordance with Statement of Financial Accounting Standards No.128 by dividing net income (loss) for each year/period by the weighted average number of shares of common stock outstanding during the years/periods, as if the common stock issued for the acquisition of SCSL and LIGL (see Note 1). The weighted average number of shares used to compute earnings (loss) per common share is 33,533,333 for each year/period.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that would affect certain reported amounts and disclosures. Accordingly, actual financial results of the Group could differ materially from the estimates provided by the Company.


5.   DEPOSITS

                                                                                December 31,             March 31,
                                                                                    2000                    2001
                                                                                ------------            -----------
                                                                                                        (Unaudited)
                                                                                     $                       $

                                                                                DECEMBER 31,             MARCH 31,
                                                                                    2000                    2001
                                                                                ------------            -----------
                                                                                                        (UNAUDITED)
                                                                                     $                       $
Deposits comprised:
Deposits to suppliers                                                              1,605                      --
Rental and utility deposits                                                       31,267                  31,901
                                                                                  ------                  ------
                                                                                  32,872                  31,901
                                                                                  ======                  ======


6.   FURNITURE, FIXTURES, EQUIPMENT AND CAPITAL LEASE

     Furniture, fixtures, equipment and capital lease comprised:

                                                                               DECEMBER 31,           MARCH 31,
                                                                                   2000                 2001
                                                                               ------------          -----------
                                                                                                     (UNAUDITED)
                                                                                     $                    $
Furniture, fixtures and equipment:
Furniture and fixtures                                                            3,778                  9,701
Office equipment                                                                 16,036                 17,803
Leasehold improvements                                                           11,846                 15,201

Capital lease:
Motor vehicle                                                                    73,935                 73,935
                                                                                -------                -------
Total cost                                                                      105,595                116,640

Less: Accumulated depreciation
      Furniture, fixtures and equipment                                         (10,683)               (12,506)
      Capital lease                                                             (49,290)               (54,836)
                                                                                -------                -------
Furniture, fixtures, equipment and capital lease, net                            45,622                 49,298
                                                                                =======                =======


7.   DEFERRED EXPENSES

                                      DECEMBER 31,         MARCH 31,
                                          2000               2001
                                      ------------        -----------
                                                          (UNAUDITED)
                                            $                  $
Advertising subsidies, cost             114,250             114,250
Less: Accumulated amortization          (64,959)            (74,479)
                                       --------            --------
Deferred expenses, net                   49,291              39,771
                                       ========            ========


8.   CAPITAL LEASE OBLIGATIONS

     Future minimum lease payments under capital lease, together with the present value of the minimum lease payments, are as follows:

                                              DECEMBER 31,         MARCH 31,
                                                  2000               2001
                                              ------------        -----------
                                                                  (UNAUDITED)
                                                    $                  $
Payable:
Within one year                                   20,000            20,000
In the second year                                20,000            20,000
In the third to fourth years, inclusive           20,002            15,002
                                                 -------           -------
                                                  60,002            55,002
Less: imputed interest                           (11,615)          (10,647)
                                                 -------           -------

                                              DECEMBER 31,         MARCH 31,
                                                  2000                2001
                                              ------------        -----------
                                                                  (UNAUDITED)
                                                    $                  $
Present value of minimum lease payments           48,387            44,355
Less: current portion                            (16,129)          (16,129)

Non-current portion                               32,258            28,226


9.   INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company has not yet commenced any business operations up to March 31, 2001 and is therefore not subject to any income taxes. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%.

     Income tax credit (charge) comprised:

                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        MARCH 31,                               MARCH 31,
                              ----------------------------         -------------------------------
                                 2000              2001               2000                 2001
                              -----------      -----------         -----------         -----------
                              (UNAUDITED)      (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                   $                $                   $                   $
Hong Kong profits tax:
Current                            *                *                (13,123)              (658)
Deferred                           *                *                 (8,984)            25,197
                                  ---              ---               -------             ------
                                   *                *                (22,107)            24,539
                                  ===              ===               =======             ======

------------
* Insignificant amount not provided for


     Components of deferred tax assets (liabilities) are as follows:

                                                     DECEMBER 31,              MARCH 31,
                                                         2000                    2001
                                                     ------------             -----------
                                                                              (UNAUDITED)
                                                           $                       $
Cumulative tax losses                                   36,842                  36,842
Accumulated differences between taxation
 allowances and depreciation/amortization
 expenses of:
  Furniture, fixtures and equipment                     (2,174)                 (2,174)
  Deferred expenses                                     (7,887)                 (7,887)
                                                        ------                  ------
                                                        26,781                  26,781
                                                        ======                  ======

     The tax loss carry forwards have no expiration date.


10.  SHARE CAPITAL

     General

     Our authorized capital stock consists of 120,000,000 shares of Common Stock, par value $0.0001 per share, and 20,000,000 shares of Preferred Stock, par value $0.0001 per share. As of the date of this filing, 35,533,333 shares of Common Stock are issued and outstanding. No Preferred Stock has been issued by us.

     The following statements relating to the capital stock are summaries of the material terms and do not purport to be complete. You are referred to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to the Company's filing via Form 10SB on May 12, 1999, as amended on June 1, 1999.

     Description of Common Stock

- Holders of shares of Common Stock are entitled to one vote for each share on all matters to be voted on by the stockholders.
-    Holders of Common Stock do not have cumulative voting rights.
- Holders of Common Stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available to do so.
- In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.
- All of the outstanding shares of Common Stock are fully paid and non-assessable.
- Holders of Common Stock have no preemptive rights to purchase the Company's Common Stock.
- There are no conversion or redemption rights or sinking fund provisions with respect to the Common Stock.


     Preferred Stock

     We have no current plans to issue any Preferred Stock nor adopt any series, preferences or other classification of Preferred Stock. The Board of Directors is authorized to (i) provide for the issuance of shares of the authorized Preferred Stock in series and (ii) by filing a certificate pursuant to the law of Delaware, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, all without any further vote or action by the stockholders. Any shares of issued Preferred Stock would have priority over the Common Stock with respect to dividend or liquidation rights. Any future issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock.

     The issuance of shares of Preferred Stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of Preferred Stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of Preferred Stock could adversely affect the voting power of the holders of the Common Stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of our stockholders, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that potentially some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.


11.  OPERATING LEASE COMMITMENTS

     Office and Staff Quarters in Hong Kong

     The Group has various operating lease agreements for office premises in Hong Kong and the PRC. We have entered into a tenancy agreement dated 12 May 1999 with Chinasound Limited in respect of leasing the office premises at 8th Floor of Guangdong Textile Centre, No. 22, 24 and 26, Minden Avenue, Kowloon, Hong Kong for a term of 2 years commencing from 7 May 1999 to 6 May 2001. We, as tenants have been granted two rent-free periods commencing from 7 May 1999 to 21 July 1999 and from 7 March 2001 to 6 May 2001. The monthly rental of HK$ 22,750 and air-conditioning and management charges of HK$9,555 is payable in advance on the 7th day of each calendar month.

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

     Motor Vehicles

     Through our wholly-owned subsidiary SCSL, we have entered into a sales and purchase agreement with Zung Fu Company Limited for the purchase of a motor vehicle valued at HK$ 573,000 as of 16 December 1999. In financing this motor vehicle, we have entered into a hire purchase agreement dated 16 December 1999 with Inchroy Credit Corporation Limited in relation to the hiring of the motor vehicle. Under the financial arrangement, Inchory Credit Corporation Limited was required to pay the full purchase price of the motor vehicle to Zung Fu Company Limited whereby SCSL was liable to repay Inchroy Credit Corporation Limited by monthly installments on the purchase price plus interest for a period of 48 months commencing from 16 December 1999.

     Future minimum rental payments under the non-cancellable operating leases are as follows:

                            DECEMBER 31, 2000            MARCH 31, 2001
                         -----------------------   --------------------------
                                          MOTOR                     MOTOR
                         PREMISES        VEHICLE     PREMISES       VEHICLE
                         --------        -------   -----------    -----------
                                                   (UNAUDITED)    (UNAUDITED)
                            $               $           $              $
Payable:
Within one year           98,561            --       107,800        11,600
In the second year        76,703            --        51,580        11,600
In the third year             --            --            --         8,700
                         -------           ----      -------        ------
                         175,264            --       159,380        31,900
                         =======           ====      =======        ======

12.  RELATED PARTY TRANSACTIONS

     Details of the amount due from/to stockholders of the Company are as follows:

                                             DECEMBER 31,       MARCH 31,
                                                 2000              2001
                                             ------------      -----------
                                                               (UNAUDITED)
                                                  $                 $
Due from:

Mr. King Kwok Yu,
Mr. Hardy Kung Chin Lok
 & Mr. Richard Che Keung Wong jointly            7,958              7,958
                                               =======           ========
Due to:

Mr. King Kwok Yu                                   219                219
                                               =======           ========
Gi-Tech Developments Limited                    66,748            138,082
                                               =======           ========

     The amount due is unsecured, non-interest bearing and without pre-determined repayment terms.


13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest and income taxes comprised:

                       NINE MONTHS ENDED
                           MARCH 31,
                   --------------------------
                      2000           2001
                   -----------    -----------
                   (UNAUDITED)    (UNAUDITED)
                        $              $
Interest              2,836          2,978
                      =====          =====
Income taxes             --             --
                      =====          =====

     Supplemental disclosure of investing activities:

     During the year ended December 31, 2000, the Group entered into capital lease arrangements to purchase a motor vehicle with a capital value of $64,516. (Period ended March 31, 2001: Nil)


14.  OTHER SUPPLEMENTAL INFORMATION

     The following items were included in the consolidated condensed statements of operations:

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             MARCH 31,                          MARCH 31,
                                                  -----------------------------       ----------------------------
                                                      2000              2001             2000              2001
                                                  -----------       -----------       -----------      -----------
                                                  (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                       $                 $                 $                $
Amortization of deferred expenses                    7,521             9,521            22,563           28,562
Depreciation of furniture, fixture and
 equipment
  -- owned assets                                    1,583             1,823             7,451            4,990

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             MARCH 31,                          MARCH 31,
                                                  -----------------------------       ----------------------------
                                                      2000              2001             2000              2001
                                                  -----------       -----------       -----------      -----------
                                                  (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                       $                 $                 $                $
  -- assets held under capital lease                 6,161             5,545            30,806           17,867
Interest expenses for capital lease
 obligations                                           968               968             2,836            2,978
Operating lease rentals for premises, net
 of sub-rental income
  -- premises                                        4,403            20,575            12,215           41,507
  -- motor vehicle                                      --             2,900                --            2,900
Loss on sale of motor vehicle                           --                --             2,328               --
Net foreign exchange loss (gain)                       (17)             (457)            4,054           (3,230)
                                                     =====            ======            ======           ======


15.  SEGMENTAL ANALYSIS

     Major Customers

     Details of individual customers accounting for more than 5% of the Group's sales and services are as follows:

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         MARCH 31,                    MARCH 31,
                                                --------------------------   ---------------------------
                                                    2000           2001          2000           2001
                                                -----------    -----------   -----------     -----------
                                                (UNAUDITED)    (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
Rumpus Corporation                                 30.4%          21.7%          76.1%          35.0%
Sears, Roebuck & Co.                                 --             --           12.8%          31.5%
North American Bear Co. Inc.                         --            9.5%            --           11.8%
Focus Group                                          --           64.2%            --           10.9%
Sports Manufacturers International Inc.            20.2%            --             --             --
Plymouth Trading Co. LLC                           25.9%            --             --             --
                                                   ====           ====           ====           ====


     Major Suppliers

     Details of individual suppliers accounting for more than 5% of the Group's purchases and services are as follows:

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                             MARCH 31,                     MARCH 31,
                                   ---------------------------    --------------------------
                                       2000            2001           2000          2001
                                   -----------     -----------    -----------    -----------
                                   (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Pelagie Industrial Ltd                 26.8%          82.6%          63.4%          72.4%
Bondrich Development Ltd                 --             --           22.4%            --
Mutual Fit Company Ltd                   --             --           10.4%            --
Zui Fat Industrial Ltd                   --             --             --           11.8%
Kingley International Ltd                --             --             --            5.8%
Kuo & Yang Industrial Ltd                --           10.3%            --             --
Lim Tze Plastic Machinery                --            5.9%            --             --
Winfaith Shipping Ltd                  22.9%            --             --             --
CM Computer Advertising Co.            23.5%            --             --             --
Maxim Company Ltd                       5.7%            --             --             --
                                       ====           ====           ====           ====


                  ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


2.   Organization and Principal Activities

     The Company was incorporated in the State of Delaware, United States of America, on March 29, 1999 in the name of Paddington Inc. by Messrs. King Kwok Yu, Richard Che Keung Wong and Hardy Kung Chin Lok to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.

     On May 12, 1999, we voluntarily filed a Registration Statement Form 10-SB with the Securities and Exchange Commission the Exchange Act under the Securities Exchange Act of 1934. We filed an amended Registration Statement Form 10-SB/A with the Securities and Exchange Commission on June 1, 1999. During the quarter ended September 1999, the Company became a reporting company under the Securities Exchange Act of 1934. During the period from March 29, 1999 (date of incorporation) to August 28, 2000 (date of acquisition of SCSL and its wholly-owned subsidiary, LIGL by the Company), the Company's sole asset was cash on hand in the amount of US$ 600 and the Company was considered as a Development Stage Enterprise.

     On August 28, 2000, we acquired a 100% equity interest in SCSL and its wholly-owned subsidiary, LIGL, in the transaction described below and in a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2000, as amended on November 9, 2000. As of August 31, 2000, the Company changed its name from Paddington Inc. to Supply Chain Services Inc., its current name.

     On August 28, 2000, we completed a stock-for-stock merger transaction in which we acquired, for an aggregate price of $2,733.33, 10,000 shares of common shares, par value HK$ 1 each, representing all of SCSL issued and outstanding shares in exchange for our issuance of 27,333,333 shares of Common Stock to Gi-Tech Developments Limited ("Gi-Tech") and Miss Pauline Wai Man Chu ("the SCSL stockholders"), and a designee of Gi-Tech pursuant to Share Exchange Agreement. Gi-Tech is a company incorporated in the British Virgin Islands and Mr. Thomas Yan Chuen Chu ("Mr. Chu") is the beneficial owner of all of its issued and outstanding Common Stock, and thus is the beneficial owner of all 25,299,999 shares of the Company now owned by Gi-Tech. In connection with the transaction, Gi-Tech designated Mr. Tze Tat Fung to receive 666,667 shares of our Common Stock. Miss Pauline Wai Man Chu received 1,366,667 shares of our shares in connection with the transaction. As a result, on September 4, 2000, Messrs. King Kwok Yu and Richard Che Keung Wong resigned their positions as Directors of the Company, and Mr. Thomas Yan Chuen Chu and Miss Pauline Wai Man Chu were appointed as Directors of the Company with Mr. Thomas Yan Chuen Chu as Chairman of the Board. On the same day, Mr. King Kwok Yu also resigned his position as President of the Company, but continues to act as our Treasurer, Secretary and Controller, and Mr. Richard Che Keung Wong continues as Vice President -- Corporate Development. On September 4, 2000, Thomas Yan Chuen Chu was also appointed as our President. Mr. Hardy Kung Chin Lok resigned as Chairman of the Board but remains as a Director.

     Our company secretary, LIGL (formerly known as "Leader Holdings Limited") was incorporated in Hong Kong on September 10, 1997 with an authorized share capital of HK$ 10,000. Mr. Thomas Yan Chuen Chu and Mr. Jerry Wai Leung Yip were appointed Directors of LIGL on September 29, 1997. Mr. Jerry Wai Leung Yip resigned from his directorship on March 23, 2001 and replaced by Ms. Pauline Wai Man Chu as Director on the same date. LIGL commenced business mainly in the trading of toys in April 1998. All the then issued and outstanding common shares of LIGL were owned by Gi-Tech which was 100% beneficially owned by Mr. Chu.

     On March 12, 1999, SCSL (formerly known as "China Park Development Limited") was incorporated in Hong Kong. 95% of the issued and outstanding common shares of SCSL were owned by Gi-Tech and therefore beneficially owned by Mr. Chu. 5% of the issued and outstanding common shares of SCSL were owned by Fully Glory and beneficially owned by Miss Pauline Wai Man Chu. Mr. Chu, Mr. Pauline Wai Man Chu and Mr. Jerry Wai Leung Yip were appointed as Directors on April 21, 1999. SCSL commenced business as a supply chain management services provider in April 1999. Also in April 1999, SCSL acquired the entire issued and outstanding common shares of LIGL. On July 12, 1999, Mr. Jerry Wai Leung Yip resigned as Director.


3.   Management of the Company

The names and ages of all past and present Directors and Executive Officers of the Company are as follows:

NAME AND AGE                                   AGE           POSITION AND OFFICE HELD                     TERM
------------                                   ---       --------------------------------        ----------------------
Thomas Yan Chuen Chu(1)(2)(5)                   53       Director (Chairman of the Board)        September 4, 2000
                                                         President                               September 4, 2000

Pauline Wai Man Chu(1)(2)(5)                    30       Director                                September 4, 2000

Hardy Kung Chin Lok(5)                          51       Director (Chairman of the Board)        May, 1999 to September
                                                                                                 4, 2000
                                                         Director                                September 4, 2000

Richard Che Keung Wong(3)                       55       Director (Vice Chairman of the          May, 1999 to September
                                                         Board)                                  4, 2000
                                                         Vice President - Corporate              September 4, 2000
                                                         Development
King Kwok Yu(4)                                 48       Director and President                  May, 1999 to September
                                                                                                 4, 2000
                                                         Secretary, Treasurer and Controller     May, 1999

------------
(1) Mr. Thomas Yan Chuen Chu is the natural father of Miss Pauline Wai Man Chu. There are no other family relationships among our directors and officers.
(2) Mr. Thomas Yan Chuen Chu and Miss Pauline Wai Man Chu also serve as Directors of the Company's wholly-owned subsidiaries, SCSL and LIGL. Miss Pauline Wai Man Chu is also the General Manager of SCSL and LIGL.
(3) Mr. Hardy Kung Chin Lok holds executive positions with several property and construction companies, a consulting and advisory services company and a cold storage company in Hong Kong, all of which have business activities dissimilar to those of the Company. He spends a minimum of 4 hours per month on the business affairs of the Company.
(4) Mr. Richard Che Keung Wong also operates his own private investment business through his investment and management company. He is also a non-executive director of a listed company at the SEHK and has executive positions with other companies, which have business activities dissimilar to those of the Company. He spends a minimum of 4 hours per month on the business affairs of the Company.
(5) Mr. King Kwok Yu also has executive position with other companies which have business activities dissimilar to those of the Company. He spends a minimum of 5 hours per week on the business affairs of the Company. (6) All current Directors hold office until the next annual meeting of the stockholders, currently scheduled for the first Monday in June 2001 and until successors have been elected and qualified. Executive Officers are appointed by the Board of Directors at meetings of the Directors and hold office until they resign or are removed from office.

Set forth below are summary descriptions containing the names of the past and present directors and officers of the Company, and the commercial and educational experience of each during at least the past five (5) years:

THOMAS YAN CHUEN CHU has served in executive positions with a number of companies in Hong Kong in fields related to our business. He joined TCA (Hong
Kong) Limited and TCA Group Inc. of Massachusetts, USA in 1984 as the President and Chief Executive Officer of the group. TCA (Hong Kong) Limited and TCA Group Inc. were principally involved in toy design, marketing and distribution in the U.S.A. and in the manufacturing of toys in China. In 1993, Mr. Chu became the President of High Progress Limited, a Hong Kong-based company engaged in the manufacturing, marketing and distribution of toys. From 1994 to 1996, Mr. Chu became Senior Vice President of Pam & Frank Industrial Limited, a company listed on the Stock Exchange of Hong Kong, with the responsibilities of overseeing China operations and supervising US operations, including warehousing, distribution and national sales and marketing. Pam & Frank Industrial Limited was a company engaged in the manufacturing and exporting of sporting goods. In May 1996, Mr. Chu became the Vice President of the Hong Kong operations of United States Consolidation Limited, a logistics service provider. In 1998, Mr. Chu was appointed as the Chief Financial Officer of United States Consolidation Limited, and in 1998, Mr. Chu became Executive Vice President of operations in Asia. Mr. Chu was responsible for management of the Asian operations, encompassing trucking, warehousing, consolidation and other logistics activities. In September 2000, Mr. Chu joined the Company as a Director and President. In October 2000, Mr. Chu joined SCSL and LIGL as Managing Director on a full-time basis.

PAULINE WAI MAN CHU graduated with a Bachelor of Arts Degree and Cum Laude Distinction in Economics from Wellesley College in Massachusetts in 1992. Between 1992 and 1998, Ms. Chu held a number of executive and managerial positions with international financial institutions, including Citibank N.A., Ernst & Young and Banco Santander S.A.. In 1998, Ms. Chu joined Leader Industrial Group Limited as Business Development Manager, responsible for all day-to-day activities of its toy trading business. In March 1999, Ms. Chu became a shareholder and director of SCSL upon its incorporation. In April 1999, Ms. Chu became General Manager of both LIGL and SCSL. In September 2000, Ms. Chu also became the Director of the Company. Ms. Chu is responsible for all day-to-day operations for the group, including merchandising, customer service and marketing.

HARDY KUNG CHIN LOK received a Bachelor of Science Degree in Civil Engineering from the University of Manchester Institute of Science & Technology in 1972. From 1976 to the present, Mr. Lok has been with John Lok & Partners, Ltd. and The Sun Company, Ltd., both in Hong Kong, and is currently serving as Managing Director of both entities. In May 1999, Mr. Lok formed the Company with Mr. Richard Che Keung Wong and Mr. King Kwok Yu. From May 1999 to September 2000, Mr. Lok served as a Director/Chairman of the Board to Paddington Inc. Mr. Lok was replaced as the Chairman of Board by Mr. Thomas Yan Chuen Chu, but remains as a Director of the Company in September 2000 after the Company effected a merger with SCSL in August 2000. At present, Mr. Lok also serves as a Director to several property and construction companies in Hong Kong, a consulting and advisory services company in Hong Kong.

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

KING KWOK YU received a Bachelor of Arts in Economics from York University (Canada) in 1976, a Master of Arts in Economics from University of California, Santa Barbara in 1977 and a Masters in Business Administration in Accounting from Golden Gate University in San Francisco, California in 1979. Mr. Yu registered as a Certified Public Accountant with the Board of Accountancy of the State of California in 1982 and now holds an inactive Certified Public Accountant status. Mr. Yu has twenty-one years of executive and managerial accounting and finance experience with U.S. and Hong Kong companies. In May 1999, Mr. Yu formed the Company with Mr. Richard Che Keung Wong and Mr. Hardy Kung Chin Lok. From May 1999 to September 2000, Mr. Yu served as a Director to the Company. Mr. Yu resigned as a Director to the Company in September 2000 after we effected a merger with Supply Chain Services Limited in August 2000. From May 2000 to present, Mr. Yu is the Secretary, Treasurer and Controller of the Company. In September 2000, Mr. Yu was appointed as a Director to Global Recreation Inc. which filed a Registration Statement F-1 with the Securities and Exchange Commission in the same month. Global Recreation Inc.'s Registration Statement F-1 has yet to be declared effective by the Securities and Exchange Commission. In December 2000, Mr. Yu was appointed as a Director to Equity Finance Holding Corporation which is a Reporting Company under the Exchange Act. During the last quarter of 2000, Mr. Yu was appointed as a Director to QVP International Limited which filed a Registration Statement 20FR12G on May 11, 2001 with the Securities and Exchange Commission. QVP International Limited's Registration Statement 20FR12G has yet to be declared effective by the Securities and Exchange Commission.


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

     We believe we offer a "one-stop" solution to customers by providing Supply Chain Management services through working closely with manufacturers/suppliers, wholesalers, retailers as well as logistic services providers in order to implement each process in the supply chain, which involves sourcing of suppliers, product development, procurement, production and logistics planning and execution. All of the Company's operations, including sourcing, procurement, production and other supply chain related services, sales, marketing and other corporate activities are conducted through the Company's wholly-owned subsidiaries. The Company's executive and administrative headquarters are in Hong Kong and its subsidiary SCSL's representative offices are located in Shanghai, PRC and Taipei, Taiwan Republic of China. The Company's subsidiary SCSL also has a sales representation network covering specific regions in the United States with 7 sales representatives carrying out marketing activities on a commission basis.

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

     Our core customers include :

     - Sears Roebuck & Co., a company established in 1886. Sears is one of the largest department chain in the US with over 800 department stores and over 1,300 furniture, hardware, battery and autoparts stores in the US and over 100 stores in Canada.
     - Rumpus Corporation, a young New York-based soft toy development company.
     - Focus Group Inc., a marketing company based in Knoxville, Tennessee, specializing in the distribution of dolls, baby strollers, wood toys, Trim-A-Tree decorations and some hardware items. Its customers include Kmart, Roses, Dollar Stores and Service Merchandise.
     - North American Bear Company Inc., a New York based toy company established in the mid-1970s, producing uniquely designed high quality teddy bears. Its customers include Saks Fifth Avenue Department Stores, Barneys New York and ABC Stores.
     - Trendsetters Marketing Inc., a Canada-based marketing company which designs and manufactures costume jewelry and plush animals under celebrity licenses such as Britney Spears and NSYNC.
     - Pacific Playthings Limited, a subsidiary of major US toys retailer, Toys R Us, which develops and manufactures products for Toys R Us private label toys products.

     Though the management team has experience in a number of product categories, they are currently focusing their efforts on working with companies in developing and manufacturing toys, cut & sew products (luggage sets and stuffed toys), trim-a-tree decorations and ornaments as well as home improvement hardware manufactured in Asia, particularly in the PRC. Management believes their experience in the manufacturing environment of these products and extensive knowledge in the logistics infrastructure in China enable them to fulfill their customers' orders effectively, efficiently and economically. With what they believe is sound strategy, extensive experience and strong technological support, the current management team believes the Company is positioned to become a serious competitor in the supply chain management industry in Hong Kong.

6. Results of operations for the three months ended March 31, 2000 as compared to the results of operations for the three months ended March 31, 2001

     The following discussion sets forth information for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

     Sales and Services

     The Company's sales and services for the three months ended March 31, 2001 were $40,861, as compared to $50,272 for the three months ended March 31, 2000. The decrease in sales and services was mainly due to the slowdown in the US economy which has delayed placements of purchase orders.

     Gross Profit

     Gross profit for the three months ended March 31, 2001 was $12,471, as compared to $9,704 for the three months ended March 31, 2000. The increase in gross profit was a result of improvements on the gross profit margin in 2001.

     Commission Income

     Commission income for the three months ended March 31, 2001 was $659, as compared to $1,498 for the three months ended March 31, 2000. The decrease in commission income was due to the decrease in sales and services.

     Retainer Fee

     Retainer fee for the three months ended March 31, 2001 was $0 as compared to $10,000 for the three months ended March 31, 2000. The decrease was as result of re-negotiations with customers for higher commissions instead of charging a retainer fee. Furthermore, certain programs were delayed to the second quarter.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended March 31, 2001 was $ 236,073, as compared to $ $77,591 for the three months ended March 31, 2000. The increase in selling, general and administrative expenses was primarily due to an increase in the Company's marketing activities to build up business for 2001, increase in legal fees, audit fees and other expenses related with our initial public offering exercise and increase in costs associated with filings and registrations as required by a reporting company registered with the SEC.

     Depreciation and Amortization

     Depreciation and amortization for the three months ended March 31, 2001 was $ 16,889, as compared to $15,265 for the three months ended March 31, 2000. The increase in depreciation and amortization was due to requisition of computer hardware and peripherals for the development of our proprietary supply chain software.

     Operating Income (Loss)

     Operating loss for the three months ended March 31, 2001 was $239,832, as compared to an operating profit of $71,654 for the three months ended March 31, 2000. The operating loss increased due the decrease in sales and services and commission income and the increase in selling, general and administrative expenses.

     Interest Expense

     Interest expense for the three months ended March 31, 2001 was $968, as compared to $968 for the three months ended March 31, 2000. The interest expense remained unchanged.

     Income (Loss) before Income Taxes

     Loss before income taxes for the three months ended March 31, 2001 was $240,419, as compared to income before income taxes of $72,622 for the three months ended March 31, 2000. The loss was primarily attributable to the decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Income Taxes

     Income taxes were insignificant and were not provided for the three months ended March 31, 2001 and for the three months ended March 31, 2000.

     Net Income (Loss)

     Net loss for the three months ended March 31, 2001 was $ 240,419 as compared to net loss of $72,622 for the three months ended March 31, 2000. The net loss was mainly a result of decrease in sales and services and commission income and increase in selling, general and administrative expenses.


7. Results of operations for the nine months ended March 31, 2000 as compared to the results of operations for the nine months ended March 31, 2001

     The following discussion sets forth information for the nine months ended March 31, 2001 compared with the nine months ended March 31, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

     Sales and Services

     The Company's sales and services for the nine months ended March 31, 2001 were $548,342, as compared to $2,041,018 for the nine months ended March 31, 2000. The decrease in sales and services was mainly due to some special orders received in 1999 which were non-recurring in 2000.

     Gross Profit

     Gross profit for the nine months ended March 31, 2001 was $108,916, as compared to $210,938 for the nine months ended March 31, 2000. The decrease in gross profit was a result of the decrease in sales and services.

     Commission Income

     Commission income for the nine months ended March 31, 2001 was $8,393, as compared to $60,162 for the nine months ended March 31, 2000. The decrease in commission income was due to the decrease in sales and services.

     Retainer Fee

     Retainer fee for the nine months ended March 31, 2001 was $18,000 as compared to $115,000 for the nine months ended March 31, 2000. The decrease was a result of re-negotiations with customers for higher commissions instead of charging a retainer fee.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine months ended March 31, 2001 was $488,737, as compared to $249,109 for the nine months ended March 31, 2000. The increase in selling, general and administrative expenses was primarily due to the increase in the Company's marketing activities to build up business for 2001, increase in legal fees, audit fees and other expenses related with our initial public offering exercise and increase in costs associated with filings and registrations as required by a reporting company registered with the SEC.


     Depreciation and Amortization

     Depreciation and amortization for the nine months ended March 31, 2001 was $51,419, as compared to $60,820 for the nine months ended March 31, 2000. The increase in depreciation and amortization was due to requisition of computer hardware and peripherals for the development of our proprietary supply chain software.


     Operating Income (Loss)

     Operating loss for the nine months ended March 31, 2001 was $404,847, as compared to an operating profit of $76,171 for the nine months ended March 31, 2000. The operating loss arose from the decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Interest Expense

     Interest expense for the nine months ended March 31, 2001 was $2,977, as compared to $2,836 for the nine months ended March 31, 2000. The increase in interest expenses was a result of the capital lease arrangements to purchase a motor vehicle with a capital value of $64,516.

     Income (Loss) before Income Taxes

     Loss before income taxes for the nine months ended March 31, 2001 was $407,320, as compared to income before income taxes of $74,157 for the nine months ended March

     31, 2000. The loss was primarily a result of decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Income Taxes

     Income tax credit for the nine months ended March 31, 2001 was $24,539, as compared to income tax payable of $22,107 for nine months ended March 31, 2000. The increase in income tax credit was due to the occurrence of a loss before income taxes for the nine months ended March 31, 2001.

     Net Income (Loss)

     Net loss for the nine months ended March 31, 2001 was $382,781, as compared to net income of $52,050 for the nine months ended March 31, 2000. The loss was mainly attributable to decrease in sales and services and commission income and increase in selling, general and administrative expenses.


8.   Liquidity and capital resources.

     The Company's net cash provided by operating activities was $95,583 for the nine months ended March 31, 2000, as compared to net cash applied to operating activities of $(352,089) for the nine months ended March 31, 2001. This net outflow was primarily due to net loss arising from the reduction in sales revenues and increase in operating costs.

     The Company's cash balance was $13,805 for the nine months ended March 31, 2000, as compared to cash deficit of $42,046 for the nine months ended March 31, 2001. This increase in cash balance was mainly due to increase in cashflow resulting from new issuance of shares. Management believes that current cash flows are insufficient to meet the present growth strategies and related working capital and capital expenditure requirements. Management currently anticipates the need to raise additional capital. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If the Company is unable to raise additional capital in the future, the Company may be required to curtail its operations significantly. Raising additional equity capital would have a dilutive effect on the existing shareholders.

     The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.


                           PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

     On March 30, 2001, Mr. Thomas Chu's former employer, United States Consolidation Limited ("USCL"), served process on Mr. Thomas Chu, SCSL and LIGL. In its writ served to Mr. Chu, it was claimed by USCL that Mr. Chu has violated implied non-competition terms in his contract and breached his trust and fiduciary duties to USCL. USCL alleges to have suffered loss and damage from contracts which were entered into by Mr. Chu for and on behalf of USCL which were against the interests of USCL and seeks equitable compensation from Mr. Chu and an account from the constructive trustees, SCSL and LIGL . Mr. Thomas Chu has hired Messrs. Ivan Tang & Company, as his, SCSL's and LIGL's counsel, and Messrs. Ivan Tang & Company and Mr. Thomas Chu believe they can mount a strong defense against USCL's claims.


Item 2.   Changes in Securities

     None.


Item 3.   Defaults Upon Senior Securities

     None.


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information

     None.


Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits

     None.

b)   Reports on Form 8-K

     None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Supply Chain Services Inc.(Registrant)



Date: May 14, 2001                        By: /s/ Thomas Yan Chuen Chu
                                             -----------------------------------
                                             Director, Chairman of the Board
                                             and President

                                INDEX TO EXHIBITS

Exhibit 3 Articles of Incorporation and By-Laws of the Registrant, incorporated by reference to the Registrant's Form 10-SB filing on May 12, 1999, as amended by the Registrant's Form 10-SB/A filed on June 1, 1999.