Form 10QSB
period 2001-06-30
SUPPLY CHAIN SERVICES INC
filed 2001-08-14
CIK 1086239

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

    For the quarterly period ended:         June 30, 2001
                                   -----------------------------------------
OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from                  to
                                    ---------------    ---------------------

    Commission File No.        0-26049
                        ----------------------

                           Supply Chain Services Inc.
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

            Delaware                                        59-2159951
---------------------------------                    -----------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification No.)

                8/F Guangdong Textile Centre, 22 Minden Avenue,
                        Tsimshatsui, Kowloon, Hong Kong
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (852) 2366-8312
                   -----------------------------------------
                          (Issuer's telephone number)

                                      n.a.
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

              Yes     X                     No
                  ---------                    ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     Common Stock outstanding at June 30, 2001: 35,533,333 shares of $.0001 par value

           Transitional Small Business Disclosure Format (check one).

              Yes                           No     X
                  ---------                    ---------

================================================================================

                           SUPPLY CHAIN SERVICES INC.

                                      INDEX


PART I FINANCIAL INFORMATION

Item 1 Consolidated Condensed Balance Sheets as of December 31, 2000 (audited) and as of June 30, 2001 (unaudited)

        Unaudited Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2000 and 2001

        Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 2001

        Notes to Consolidated Condensed Financial Statements

Item 2  Management's Discussion and Analysis


PART II OTHER INFORMATION

Item 1  Legal Proceedings

Item 2  Changes in Securities

Item 3  Defaults upon Senior Securities

Item 4  Submission of Matters to a vote of Security Holders

Item 5  Other Information

Item 6  Exhibits and Reports on Form 8-K


Signature page

                         PART I -- FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS


                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
            DECEMBER 31, 2000 (AUDITED) AND JUNE 30, 2001 (UNAUDITED)
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                      DECEMBER 31,              JUNE 30,
                                                     NOTES                    2000                  2001
                                                     -----            ------------          ------------
                                                                                            (UNAUDITED)
                                                                                 $                     $
ASSETS
Current assets:
Cash and bank deposits                                                     191,762               219,142
Accounts receivable                                                        120,689                20,623
Stock subscription receivable                                               50,000                    --
Other receivable and prepayments                                           111,910               490,225
Deposits                                               1                    32,872                54,215
Due from stockholders                                  2                     7,958                 7,958
                                                                      ------------          ------------
Total current assets                                                       515,191               792,163
Furniture, fixtures, equipment and capital
 lease, net                                            3                    45,622                50,282
Deferred expenses, net                                 4                    49,291                30,250
Deferred taxation                                      7                    26,781                26,781
                                                                      ------------          ------------
Total assets                                                               636,885               899,476
                                                                      ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations, current portion             5                    16,129                16,129
Accounts payable                                                           112,840                22,789
Other payable and accrued liabilities                                      171,677               415,655
Deposits from customers                                                      1,605                 3,664
Due to a stockholder                                   2                       219               334,929
Provision for taxation                                                      13,781                13,781
Loan                                                                            --               258,065
                                                                      ------------          ------------
Total current liabilities                                                  316,251             1,065,012
Capital lease obligations, non-current portion         5                    32,258                24,193
Due to a stockholder                                   2                    66,748                66,748
                                                                      ------------          ------------
Total liabilities                                                          415,257             1,155,953
                                                                      ------------          ------------
Stockholders' equity:
Common stock, par value                                                      3,528                 3,553
Addition paid-in capital                                                   379,846               429,821
Retained earnings (deficit)                                               (161,746)             (689,851)
                                                                      ------------          ------------
Total stockholders' equity                                                 221,628              (256,477)
                                                                      ------------          ------------
Total liabilities and stockholders' equity                                 636,885               899,476
                                                                      ============          ============

The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                  (Amounts expressed in United States Dollars)


                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                      JUNE 30,                             JUNE 30,
                                                           ------------------------------      --------------------------------
                                             NOTES               2000                2001             2000                 2001
                                             -----         ----------         -----------      -----------           ----------
                                                                    $                   $                $                    $
Sales and services                                             70,447               3,300          120,719               44,161
Cost of sales and services                                    (49,600)             (2,237)         (90,168)             (30,627)
                                                           ----------         -----------      -----------           ----------
Gross profit                                                   20,847               1,063           30,551               13,534
Commission income                                               1,347                 953            2,845                1,612
Retainer fee                                                    6,000                               16,000
                                                           ----------         -----------      -----------           ----------
                                                               28,194               2,016           49,396               15,146
Selling, general and administrative
 expenses                                                     (76,261)           (271,053)        (153,851)            (507,126)
Depreciation and amortization                                 (15,265)            (17,681)         (30,530)             (34,570)
                                                           ----------         -----------      -----------           ----------
Operating income (loss)                                       (63,332)           (286,718)         134,985             (526,550)
Other income                                                       --                  --               --                  381
Interest expenses                                                (968)               (968)          (1,936)              (1,936)
                                                           ----------         -----------      -----------           ----------
Income (loss) before income taxes                             (64,300)           (287,686)        (136,921)            (528,105)
Income taxes                                   7               21,836                  --           21,836                   --
                                                           ----------         -----------      -----------           ----------
Net income (loss)                                             (42,464)           (287,686)        (115,085)            (528,105)
                                                           ==========         ===========      ===========           ==========
Earnings (Loss) per common share                             (0.00127)           (0.00810)        (0.00345)            (0.01491)
                                                           ==========         ===========      ===========           ==========
Weighted average number of
 common shares outstanding                                 33,333,333         333,533,333      333,333,333           35,408,333
                                                           ==========         ===========      ===========           ==========


The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        ------------------------------
                                                                                            2000                  2001
                                                                                        --------              --------
                                                                                               $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                       (115,085)             (528,105)
Adjustments to reconcile net income (loss) to net
 cash provided by (paid for) operating activities:
Depreciation and amortization                                                             30,530                34,570
Income tax provision (credit)                                                            (21,836)                   --
Decrease/(Increase) in operating assets:
Accounts receivable                                                                        1,528               100,066
Other receivable and prepayments                                                         (33,929)             (378,315)
Deposits                                                                                  (2,913)              (21,343)
Increase/(Decrease) in operating liabilities:
Accounts payable                                                                          24,872               (90,051)
Other payable and accrued liabilities                                                    (17,369)              243,978
Deposits from customers                                                                   17,056                 2,059
Due to stockholders                                                                       92,996               334,710
                                                                                        --------              --------
Net cash provided by (paid for) operating activities                                     (24,150)             (302,431)
                                                                                        --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment                                            (1,126)              (20,189)
                                                                                        --------              --------
Net cash used in investing activities                                                     (1,126)              (20,189)
                                                                                        --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares                                                                            --               100,000
Unsecured loan                                                                                --               258,065
                                                                                        --------              --------
Repayment of capital element of capital lease obligations                                 (8,065)               (8,065)
                                                                                        --------              --------
Net cash provided by (used in) financing activities                                       (8,065)              350,000
                                                                                        --------              --------
Net increase (decrease) in cash and bank deposits                                        (33,341)               27,380
Cash and bank deposits as of beginning of period                                          55,099               191,762
                                                                                        --------              --------
Cash and bank deposits as of end of period                                                21,758               219,142
                                                                                        ========              ========


The accompanying notes are an integral part of these financial statements.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


1.   DEPOSITS

                                                                          DECEMBER 31,               JUNE 30,
                                                                                  2000                   2001
                                                                          ------------            -----------
                                                                                                  (UNAUDITED)
                                                                                     $                      $
Deposits comprised:
Deposits to suppliers                                                            1,605                 21,288
Rental and utility deposits                                                     31,267                 32,927
                                                                          ------------            -----------
                                                                                32,872                 54,215
                                                                          ============            ===========

2.   RELATED PARTY TRANSACTIONS

     Details of the amount due from/to stockholders of the Company are as follows:

                                                                          DECEMBER 31,               JUNE 30,
                                                                                  2000                   2001
                                                                          ------------            -----------
                                                                                                  (UNAUDITED)
                                                                                     $                      $

Due from:
Mr. King Kwok Yu, Mr. Hardy Kung Chin Lok & Mr. Richard Che Keung Wong
 jointly                                                                         7,958                  7,958
                                                                          ============            ===========
Due to:
Mr. King Kwok Yu                                                                   219                    219
                                                                          ============            ===========
Gi-Tech Developments Limited
  -- current                                                                        --                334,710
                                                                          ============            ===========
  -- non-current                                                                66,748                 66,748
                                                                          ============            ===========

The amount due is unsecured, non-interest bearing and without pre-determined repayment terms.

                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


3.   FURNITURE, FIXTURES, EQUIPMENT AND CAPITAL LEASE

     Furniture, fixtures, equipment and capital lease comprised:

                                                                          DECEMBER 31,               JUNE 30,
                                                                                  2000                   2001
                                                                          ------------            -----------
                                                                                                  (UNAUDITED)
                                                                                     $                      $
Furniture, fixtures and equipment:
Furniture and fixtures                                                           3,778                  9,701
Office equipment                                                                16,036                 23,754
Leasehold improvements                                                          11,846                 18,394
Capital lease:
Motor vehicle                                                                   73,935                 73,935
                                                                          ------------            -----------
Total cost                                                                     105,595                125,784

Less: Accumulated depreciation
      Furniture, fixtures and equipment                                        (10,683)               (15,121)
      Capital lease                                                            (49,290)               (60,381)
                                                                          ------------            -----------

Furniture, fixtures, equipment and capital lease, net                           45,622                 50,282
                                                                          ============            ===========

4.   DEFERRED EXPENSES

                                                                          DECEMBER 31,               JUNE 30,
                                                                                  2000                   2001
                                                                          ------------            -----------
                                                                                                  (Unaudited)
                                                                                     $                      $
Advertising subsidies, cost                                                    114,250                114,250
Less: Accumulated amortization                                                 (64,959)               (84,000)
                                                                          ------------            -----------
Deferred expenses, net                                                          49,291                 30,250
                                                                          ============            ===========


                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


5.   CAPITAL LEASE OBLIGATIONS

     Future minimum lease payments under capital lease, together with the present value of the minimum lease payments, are as follows:

                                                                          DECEMBER 31,               JUNE 30,
                                                                                  2000                   2001
                                                                          ------------            -----------
                                                                                                  (UNAUDITED)
                                                                                     $                      $
Payable:
Within one year                                                                 20,000                 20,000
In the second year                                                              20,000                 20,000
In the third to fourth years, inclusive                                         20,002                 10,001
                                                                          ------------            -----------
                                                                                60,002                 50,001
Less: imputed interest                                                         (11,615)                (9,679)
                                                                          ------------            -----------
Present value of minimum lease payments                                         48,387                 40,322
Less: current portion                                                          (16,129)               (16,129)
                                                                          ------------            -----------
Non-current portion                                                             32,258                 24,193
                                                                          ============            ===========


6.   LOAN

     The loan is obtained from a financial institution registered in Hong Kong and interest bearing at 2% per annum above Hong Kong Dollars best lending rate. It is guaranteed by a director of the Company and repayable by October 15, 2001.


7.   INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company has no assessable income up to June 30, 2001 and is therefore not subject to any income taxes. The Hong Kong subsidiaries are subject to Hong Kong profits tax at the rate of 16%.

     Income tax credit (charge) comprised:

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                  ----------------------------    ----------------------------
                                                         2000             2001           2000             2001
                                                  -----------      -----------    -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
                                                            $                $              $                $
Hong Kong profits tax:
Current                                                    --               --             --               --
Deferred                                               21,836               --         21,836               --
                                                  -----------      -----------    -----------      -----------
                                                       21,836               --         21,386               --
                                                  ===========      ===========    ===========      ===========


                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


7.   INCOME TAXES (Cont'd)

     Components of deferred tax assets (liabilities) are as follows:

                                                                          December 31,               June 30,
                                                                                  2000                   2001
                                                                          ------------            -----------
                                                                                                  (Unaudited)
                                                                                     $                      $
Cumulative tax losses                                                           36,842                 36,842
Accumulated differences between taxation allowances
 and depreciation/amortization expenses of:
  Furniture, fixtures and equipment                                             (2,174)                (2,174)
  Deferred expenses                                                             (7,887)                (7,887)
                                                                          ------------            -----------

                                                                                26,781                 26,781
                                                                          ============            ===========

     The tax loss carryforwards have no expiration date.


8.   OPERATING LEASE COMMITMENTS

     Future minimum rental payments under the non-cancellable operating leases are as follows:

                                                         DECEMBER 31, 2000                JUNE 30, 2001
                                                     -------------------------    ----------------------------
                                                                         MOTOR                           MOTOR
                                                     PREMISES          VEHICLE       PREMISES          VEHICLE
                                                     --------          -------    -----------      -----------
                                                                                  (UNAUDITED)      (UNAUDITED)
                                                            $                $              $                $
Payable:
Within one year                                        98,561               --        141,091           11,600
In the second year                                     76,703               --         40,922           11,600
In the third year                                          --               --             --            5,800
                                                     --------          -------    -----------      -----------

                                                      175,264               --        182,013           29,000
                                                     ========          =======    ===========      ===========



                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest and income taxes comprised:

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                              --------------------------------
                                                                                     2000                 2001
                                                                              -----------          -----------
                                                                              (UNAUDITED)          (UNAUDITED)
                                                                                        $                    $
Interest                                                                            3,495                2,977
                                                                              ===========          ===========
Income taxes                                                                           --                   --
                                                                              ===========          ===========


     Supplemental disclosure of investing activities:

     During the period ended June 30, 2000, the Group entered into capital lease arrangements to purchase a motor vehicle with a capital value of $64,516 (Period ended June 30, 2001 : Nil).


10.  OTHER SUPPLEMENTAL INFORMATION

     The following items were included in the consolidated statements of operations:

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                  ----------------------------    ----------------------------
                                                         2000             2001           2000             2001
                                                  -----------      -----------    -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
                                                            $                $              $                $
Amortization of deferred expenses                       7,521            9,520         15,042           19,041
Depreciation of furniture, fixture and
 equipment
  -- owned assets                                       1,583            2,615          3,166            4,438
  -- assets held under capital lease                    6,161            5,546         12,322           11,091
Interest expenses for capital lease
 obligations                                              968              968          1,936            1,936
Operating lease rentals for premises, net
 of sub-rental income
  -- premises                                           4,403           31,152          8,806           72,659
  -- motor vehicle                                         --            2,900             --            5,800
Net foreign exchange loss (gain)                         (118)             (85)          (135)            (542)
                                                  ===========      ===========    ===========      ===========



                   SUPPLY CHAIN SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


11.  SEGMENTAL ANALYSIS

     Major Customers

     Details of individual customers accounting for more than 5% of the Group's sales and services are as follows:

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                  ----------------------------    ----------------------------
                                                         2000             2001           2000             2001
                                                  -----------      -----------    -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
Rumpus Corporation                                       45.4%              --           38.8%            19.7%
Focus Group                                                --               --             --             58.2%
North American Bear Co. Inc.                               --              8.1%            --              9.4%
GLE Sales and Marketing Company                            --             63.5%            --              5.9%
Zui Fat Industrial Limited                                 --             22.4%            --               --
Sports Manufacturers International Inc.                  29.3%              --           25.2%              --
Promasia Ltd                                             12.8%              --            7.1%              --
Plymouth Trading Co. Inc.                                  --               --           13.4%              --
United States Consolidation Ltd                            --               --            9.3%              --
                                                  ===========      ===========    ===========      ===========



     Major Suppliers

     Details of individual suppliers accounting for more than 5% of the Group's purchases and services are as follows:

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                  ----------------------------    ----------------------------
                                                        2000              2001           2000             2001
                                                  -----------      -----------    -----------      -----------
                                                  (UNAUDITED)      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
Pelagie Industrial Ltd                                   52.6%              --           41.0%            76.5%
Zui Fat Industrial Ltd                                     --               --             --             15.0%
Kuo & Yang Industrial Ltd                                  --               --             --              9.5%
Kingskey International Ltd                                 --               --             --             11.0%
Lim Tze Plastic Machinery                                  --               --             --              5.5%
Winfaith Shipping Ltd                                    43.8%              --           34.4%              --
CM Computer Advertising Co.                                --               --           10.6%              --
                                                   ==========      ===========    ===========      ===========



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

2.   Business Overview.

     Supply Chain Services Inc. is a holding company with its operations being carried out through its directly and indirectly wholly-owned subsidiaries, Supply Chain Services Limited ("SCSL") and Leader Industrial Group Limited ("LIGL"), both of which are companies incorporated in Hong Kong.

     We believe we offer a "one-stop" solution to customers by providing Supply Chain Management services through working closely with manufacturers/suppliers, wholesalers, retailers as well as logistic services providers in order to implement each process in the supply chain, which involves sourcing of suppliers, product development, procurement, production and logistics planning and execution. All of the Company's operations, including sourcing, procurement, production and other supply chain related services, sales, marketing and other corporate activities are conducted through the Company's wholly-owned subsidiaries. The Company's executive and administrative headquarters are in Hong Kong and its subsidiary SCSL has representative offices located in Shanghai, PRC and Taipei, Taiwan Republic of China. The Company's subsidiary SCSL also has a sales representation network covering specific regions in the United States with some sales representatives carrying out marketing activities on a commission basis.

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

     Furthermore, the Company is in the process of developing its own proprietary supply chain software based on the management's experience in manufacturing in Asia and its exposure to marketing in North America. With its own proprietary supply chain software, the Company believes that it offers extensive information flow and enhances process control to its clients. By working to expand its supplier/manufacturing resources, offering competitive prices, broadening its network of business alliance partners and developing an internet-based supply chain software, the Company believes that its services can help its customers enhance efficiency and achieve cost effectiveness. The proceeds of the Company's sales of up to 8,000,000 of its shares, pursuant to its Form SB-2 filing on May 25, 2001 (currently under review by the Securities and Exchange Commission staff), will be used to fund this expansion of operations.

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

3. Results of operations for the three months ended June 30, 2000 as compared to the results of operations for the three months ended June 30, 2001

     The following discussion sets forth information for the three months ended June 30, 2001 compared with the three months ended June 30, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

     Sales and Services

     The Company's sales and services for the three months ended June 30, 2001 were $3,300, as compared to $-70,447 for the three months ended June 30, 2000. The decrease in sales and services was mainly due to the slowdown in the US economy which has delayed placements of purchase orders.

     Gross Profit

     Gross profit for the three months ended June 30, 2001 was $1,063, as compared to $20,847 for the three months ended June 30, 2000. The decrease in gross profit was a result of the decrease in sales and services. However, the Company has been operating at a higher gross margin to compensate for the decrease in sales volume.

     Commission Income

     Commission income for the three months ended June 30, 2001 was $953, as compared to $1,347 for the three months ended June 30, 2000. The decrease in commission income was due to the decrease in sales and services.

     Retainer Fee

     Retainer fee for the three months ended June 30, 2001 was $0 as compared to $6,000 for the three months ended June 30, 2000. The decrease was as result of re-negotiations with customers for higher commissions instead of charging a retainer fee.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended June 30, 2001 was $271,053, as compared to $76,261 for the three months ended June 30, 2000. The primary reasons for the higher general and administrative expenses were due to substantial increase in auditors' remuneration and legal fees as a result of the private placement, SEC filings and pre-IPO related activities, expansion in office facilities, rise in staff employment and higher business travel expenses for the marketing of supply chain services to potential customers in the U.S.

     Depreciation and Amortization

     Depreciation and amortization for the three months ended June 30, 2001 was $17,681, as compared to $15,265 for the three months ended June 30, 2000. The increase in depreciation and amortization was due to requisition of computer hardware and peripherals for the development of our proprietary supply chain software.

     Operating Income (Loss)

     Operating loss for the three months ended June 30, 2001 was $286,718, as compared to an operating loss of $63,332 for the three months ended June 30, 2000. The operating loss increased due the decrease in sales and services and commission income and the increase in selling, general and administrative expenses.

     Interest Expense

     Interest expense for the three months ended June 30, 2001 was $968, as compared to $968 for the three months ended June 30, 2000. The interest expense remained unchanged.

     Income (Loss) before Income Taxes

     Loss before income taxes for the three months ended June 30, 2001 was $287,686, as compared to loss before income taxes of $64,300 for the three months ended June 30, 2000. The loss was primarily attributable to the decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Income Taxes

     Income tax for the three months ended June 30, 2001 were $0, as compared to income tax of $21,836 for the three months ended June 30, 2000. Our subsidiary SCSL had applied to the Hong Kong Inland Revenue Department for holdover of provisional profits tax totaling HK$ 96,300 for the fiscal year ending 1999/2000. We were liable to the income profits tax totaling HK$ 96,300 in accordance with the Hong Kong tax regulations on March 16, 2001 and such tax payment will be settled prior to Sep 30, 2001. The delay in tax payment may render SCSL from incurring a tax penalty.

     Our subsidiary LIGL was not liable for Hong Kong taxes in the tax years of 1998 and 1999, but its failure to file a tax form may subject it to a penalty of HK$1,200 for its failure to timely file its tax returns.

     Net Income (Loss)

     Net loss for the three months ended June 30, 2001 was $287,686 as compared to net loss of $42,464 for the three months ended June 30, 2000. The net loss was mainly a result of decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Since the Company's business heavily relies on US-based customers, including retailers, importers and distributors, the Company's performance may be affected adversely by the slowdown in the U.S. economy. The slowdown in the U.S. economy will affect consumer spending and in turn, affect the Company's sales and net income.

4. Results of operations for the six months ended June 30, 2000 as compared to the results of operations for the six months ended June 30, 2001

     The following discussion sets forth information for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

     Sales and Services

     The Company's sales and services for the six months ended June 30, 2001 were $44,161, as compared to $120,719 for the six months ended June 30, 2000. The decrease in sales and services was mainly due to some special orders received in 1999 which were non-recurring in 2000, and the slowdown in the US economy which has delayed placements of purchase orders.

     Gross Profit

     Gross profit for the six months ended June 30, 2001 was $13,534, as compared to $30,551 for the six months ended June 30, 2000. The decrease in gross profit was a result of the decrease in sales and services. However, the Company has been operating at a higher gross margin to compensate for the decrease in sales volume.

     Commission Income

     Commission income for the six months ended June 30, 2001 was $1,612, as compared to $2,845 for the six months ended June 30, 2000. The decrease in commission income was due to the decrease in sales and services.

     Retainer Fee

     Retainer fee for the six months ended June 30, 2001 was $0 as compared to $16,000 for the six months ended June 30, 2000. The decrease was a result of re-negotiations with customers for higher commissions instead of charging a retainer fee.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the six months ended June 30, 2001 was $507,126, as compared to $153,851 for the six months ended June 30, 2000. The primary reasons for the higher general and administrative expenses were due to substantial increase in auditors' remuneration and legal fees as a result of the private placement, SEC filings and pre-IPO related activities, expansion in office facilities, rise in staff employment and higher business travel expenses for the marketing of supply chain services to potential customers in the U.S.

     Depreciation and Amortization

     Depreciation and amortization for the six months ended June 30, 2001 was $34,570, as compared to $30,530 for the six months ended June 30, 2000. The increase in depreciation and amortization was due to requisition of computer hardware and peripherals for the development of our proprietary supply chain software.

     Operating Income (Loss)

     Operating loss for the six months ended June 30, 2001 was $526,550, as compared to an operating profit of $134,985 for the six months ended June 30, 2000. The operating loss arose from the decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Interest Expense

     Interest expense for the six months ended June 30, 2001 was $1,936, as compared to $1,936 for the six months ended June 30, 2000. Interest expenses remained unchanged.

     Income (Loss) before Income Taxes

     Loss before income taxes for the six months ended June 30, 2001 was $528,105, as compared to loss before income taxes of $136,921 for the six months ended June 30, 2000. The loss was primarily a result of decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Income Taxes

     Income tax credit for the six months ended June 30, 2001 was $0, as compared to income tax payable of $21,836 for six months ended June 30, 2000. The increase in income tax credit was due to the occurrence of a loss before income taxes for the six months ended June 30, 2001.

     Our subsidiary SCSL had applied to the Hong Kong Inland Revenue Department for holdover of provisional profits tax totaling HK$ 96,300 for the fiscal year ending 1999/2000. We were liable to the income profits tax totaling HK$ 96,300 in accordance with the Hong Kong tax regulations on March 16, 2001 and such tax payment will be settled prior to Sep 30, 2001. The delay in tax payment may render SCSL from incurring a tax penalty.

     Our subsidiary LIGL was not liable for Hong Kong taxes in the tax years of 1998 and 1999, but its failure to file a tax form may subject it to a penalty of HK$1,200 for its failure to timely file its tax returns.

     Net Income (Loss)

     Net loss for the six months ended June 30, 2001 was $528,105, as compared to net income of $115,085 for the six months ended June 30, 2000. The loss was mainly attributable to decrease in sales and services and commission income and increase in selling, general and administrative expenses.

     Since the Company's business heavily relies on US-based customers, including retailers, importers and distributors, the Company's performance may be affected adversely by the slowdown in the U.S. economy. The slowdown in the U.S. economy will affect consumer spending and in turn, affect the Company's sales and net income.

5.   Liquidity and capital resources.

     The Company's net cash provided by operating activities was $24,150 for the six months ended June 30, 2000, as compared to net cash applied to operating activities of $302,431 for the six months ended June 30, 2001. This net outflow was primarily due to net loss arising from the reduction in sales revenues and increase in operating costs.

     The Company's cash balance was a deficit of $33,341 for the six months ended June 30, 2000, as compared to cash surplus of $27,380 for the six months ended June 30, 2001. This increase in cash balance was mainly due to increase in cashflow resulting from new issuance of shares in accordance with subscription agreements entered into between the Company and Mr. Hardy Kung Chin Lok on November 27, 2000, and between the Company and Mr. Eddie Chow on both December 5, 2000 and March 29, 2001. Via such private placements, the Company raised in total US$440,000 from Mr. Hardy Kung Chin Lok and Mr. Eddie Chow in November 2000 and March 2001, and the Company seek to raise additional funds in connection with the Company's initial public offering.

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     On March 30, 2001, Mr. Thomas Chu's former employer, United States Consolidation Limited ("USCL"), served process on Mr. Thomas Chu, SCSL and LIGL. In its writ served to Mr. Chu, it was claimed by USCL that Mr. Chu has violated implied non-competition terms in his contract and breached his trust and fiduciary duties to USCL. USCL alleges to have suffered loss and damage from contracts which were entered into by Mr. Chu for and on behalf of USCL which were against the interests of USCL and seeks equitable compensation from Mr. Chu and an account from the constructive trustees, SCSL and LIGL. Mr. Thomas Chu has hired Messrs. Ivan Tang & Company, as his, SCSL's and LIGL's counsel, and Messrs. Ivan Tang & Company and Mr. Thomas Chu believe they can mount a strong defense against USCL's claims. This legal matter remains active, but as of June 30, 2001, no settlement or judgment has been reached.

Item 2. Changes in Securities

     On March 29, 2001, the Company entered into a Subscription Agreement with Mr. Eddie Chow in which Mr. Eddie Chow received 250,000 shares of Common Stock in exchange for the cash consideration of US$50,000.

     On December 5, 2000, the Company entered into a Subscription Agreement with Mr. Eddie Chow in which Mr. Eddie Chow received 700,000 shares of Common Stock in exchange for the cash consideration of US $140,000.

     On November 27, 2000, the Company entered into a Subscription Agreement with Mr. Hardy Kung Chin Lok in which Mr. Hardy Kung Chin Lok received 1,250,000 shares of Common Stock in exchange for the cash consideration of $250,000.

     As the Company made each of these issuances to a single private individual, the Company believes it was entitled to claim exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     (a) On May 25, 2001, the Company filed a Registration Statement on SB-2 under the Securities Act of 1933 with the SEC with respect of its initial public offering of up to 8,000,000 shares of Common Stock at US$0.35 per share pending the Registration Statement being declared effective by the SEC. The Common Stock is being offered on a "best efforts" basis by the executive directors and officers of the Company and possibly one or more selected NASD registered broker-dealers as the selling agent(s) to make offers and sales on the Company's behalf. The Company intends to use the proceeds of its initial public offering primarily for the purchase of computer equipment, for the development costs of proprietary computer software, acquisition and expansion, and for working capital and general corporate purposes.

     The Company entered into written Lock-Up Agreements with Mr. Thomas Yan Chuen Chu, Miss Pauline Wai Man Chu, Mr. Eddie Chow, Mr. King Kwok Yu, Mr. Richard Che Keung Wong and Mr. Hardy Kung Chin Lok on May 10, 2001 not to directly or indirectly sell their Common Stock within a period of 90 calendar days from the date the Registration Statement SB-2 filed with the SEC is declared effective by the SEC.

     (b) On June 28, 2001, our subsidiary SCSL entered into a loan agreement with Digital World Finance Limited ("Digital World") whereby Digital World would make available to SCSL a lump sum loan facility of HK$2,000,000 for application in or towards financing SCSL's working capital requirement. A minimum amount of HK$500,000 plus accrued interest on the prepayment amount may be prepaid by SCSL upon giving not less than three days notice to Digital World of its intention to prepay the loan. The full principal amount together with any other outstanding monies shall be repaid in one lump sum on October 15, 2001. Interest on the loan shall accrue at 2 percent per annum above the best lending rate for Hong Kong Dollars from time to time announced by the Hongkong and Shanghai Banking Corporation Limited. In consideration of such loan facility, Thomas Yan Chuen Chu has executed a personal guarantee to repay all monies owing and due to SCSL and ensure performance of SCSL's obligations under the loan facility. Under such guarantee, Thomas Yan Chuen Chu has warranted that he has not and will not take from SCSL, without the prior consent of Digital World, any form of security, whether personal or involving a charge on any of SCSL's property, either directly or indirectly in respect of his liabilities.

     (c) On June 30, 2001, through Gi-Tech, Thomas Yan Chuen Chu, as lender, entered into a Loan Agreement with our subsidiary SCSL, as borrower, in the amount of HK$1,962,424.52 (approximately US$250,000). Repayment of principal and interest at two percent (2%) above the Hong Kong prime rate is to be made by SCSL on or before August 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     10.1 Loan Agreement dated June 28, 2001, by and between Supply Chain Services Limited (as Borrower) and Digital World Finance Limited (as Lender) in respect of a loan facility in the sum of HK$2,000,000.

     10.2 Deed of Guarantee dated June 28, 2001 by Thomas Yan Chuen Chu in favor of Digital World Finance Limited.

     10.3 Loan Agreement dated June 30, 2001 by and between Supply Chain Services Limited (as Borrower) and Gi-Tech Developments Limited (as Lender) in respect of a loan facility in the sum of HK$1,962,424.52.

b)   Reports on Form 8-K

     None.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Supply Chain Services Inc.(Registrant)


Date: August 14, 2001                   By:  /s/ Thomas Yan Chuen Chu
                                             -----------------------------
                                             Director, Chairman of the Board
                                             and President